Form 10-Q
period 1993-11-30
ECHLIN INC
filed 1994-01-11
CIK 31348

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   For the quarterly period ended    November 30, 1993
                                  ------------------------

                                    OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                   -----------    --------------

                        Commission file no. 1-4651
                                            -------

                           ECHLIN INC.
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Connecticut                                   06-0330448
- -------------------------------------------     ----------------------
   (State of incorporation)                       (I.R.S. employer
                                                   identification no.)

         100 Double Beach Road
         Branford, Connecticut                          06405
- -------------------------------------------      ---------------------
  (Address of principal executive offices)           (Zip code)

                             (203) 481-5751
                  ---------------------------------------
           (Registrant's telephone number, including area code)


- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X    NO
                                                   ----      ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class                         Outstanding at December 31, 1993
- --------------------------                 --------------------------------
Common stock, $1 par value                           59,254,626

                                ECHLIN INC.

                                   INDEX


PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----
Item 1.  Financial Statements

           Consolidated balance sheets--November 30, 1993
           and August 31, 1993.                                       3

           Consolidated statements of income--Three months ended
           November 30, 1993 and 1992.                                4

           Consolidated statements of cash flows--Three months
           ended November 30, 1993 and 1992.                          5

           Notes to consolidated financial statements--
           November 30, 1993.                                         6

Item 2.  Management's Financial Analysis                              7


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders          8

Item 6.  Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                            9
- ----------

                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)

                                                   November 30,  August 31,
                                                       1993         1993
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $   43,869  $   28,572
  Accounts receivable, less-allowance for
    doubtful accounts of $4,049 and $4,299             203,688     201,177
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  146,922     137,646
    Work in process                                     69,065      47,985
    Finished goods                                     325,189     302,459
                                                    ----------  ----------
      Total inventories                                541,176     488,090
  Other current assets                                  24,472      21,006
                                                    ----------  ----------
    Total current assets                               813,205     738,845
                                                    ----------  ----------
Property, plant and equipment, at cost                 749,608     671,741
  Accumulated depreciation                            (356,516)   (342,360)
                                                    ----------  ----------
    Property, plant and equipment, net                 393,092     329,381
                                                    ----------  ----------
Marketable securities                                   91,704      90,002
                                                    ----------  ----------
Other assets                                            86,331     105,033
                                                    ----------  ----------
  Total assets                                      $1,384,332  $1,263,261
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $    8,172  $    3,034
  Current portion of long-term debt                      2,417       3,658
  Accounts payable, trade                              131,259     135,569
  Accrued taxes on income                               53,639      64,053
  Accrued liabilities                                  180,504     150,542
                                                    ----------  ----------
    Total current liabilities                          375,991     356,856
                                                    ----------  ----------
Long-term debt                                         240,999     157,540
                                                    ----------  ----------
Deferred income taxes                                   35,253      35,043
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:
    Authorized 150,000,000 shares,
    issued 59,223,886 and 59,105,321                    59,224      59,105
  Capital in excess of par value                       327,527     325,865
  Retained earnings                                    388,331     371,963
  Foreign currency translation adjustment              (39,998)    (40,116)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         732,089     713,822
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $1,384,332  $1,263,261
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1993 has been derived from the audited financial statements at that date.

                                ECHLIN INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands, except per share data)


                                                       Three Months Ended
                                                          November 30,
                                                       ------------------
                                                      1993        1992
                                                     ---------   ---------
Net sales                                             $499,264    $462,328
Cost of goods sold                                     354,164     328,861
                                                     ---------   ---------
  Gross profit on sales                                145,100     133,467
Selling and administrative expenses                    108,066     102,818
                                                     ---------   ---------
  Income from operations                                37,034      30,649
                                                     ---------   ---------
Interest expense                                        (4,535)     (4,971)
Interest income                                          2,920       2,926
                                                     ---------   ---------
  Interest expense, net                                 (1,615)     (2,045)
                                                     ---------   ---------
  Income before taxes                                   35,419      28,604
Provision for taxes                                     11,334       9,497
                                                     ---------   ---------
Income before cumulative effect
  of accounting change                                  24,085      19,107
Cumulative effect of accounting change                   2,583          -
                                                     ---------   ---------
  Net income                                          $ 26,668    $ 19,107
                                                     =========   =========

Average shares outstanding                              58,881      58,287
                                                     =========   =========

Per share data:
  Income before accounting change                        $0.41       $0.33
  Cumulative effect of accounting change                  0.04           -
                                                     ---------   ---------
  Net income                                             $0.45       $0.33
                                                     =========   =========

Cash dividends per share                                $0.175      $0.175
                                                     =========   =========

See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)


                                                        Three Months Ended
                                                            November 30,
                                                        -------------------
                                                         1993       1992
                                                      ---------   ---------

    Cash flows from operating activities:
      Net income                                       $26,668     $19,107
      Adjustment to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   16,180      14,828
        Cumulative effect of change in accounting       (2,583)          -
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                             (2,659)      7,303
        Inventories                                    (24,595)    (19,073)
        Other current assets                            (3,064)     (4,540)
        Accounts payable                                (4,172)     (5,344)
        Taxes on income                                 (7,387)      4,998
        Accrued liabilities                              8,698       1,888
        Other                                            5,910       3,556
                                                      --------    --------
          Cash provided by operating activities         12,996      22,723
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            125,654      77,590
        Long-term and short-term repayments            (43,597)    (58,328)
        Proceeds from common stock issuances             1,781       1,613
        Dividends paid                                 (10,300)    (10,064)
                                                      --------    --------
          Cash provided by financing activities         73,538      10,811
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (14,365)     (8,738)
        Purchases of marketable securities              (1,702)     (7,328)
        Net assets of businesses acquired              (54,847)     (1,482)
                                                      --------    --------
          Cash used for investing activities           (70,914)    (17,548)
                                                      --------    --------
      Impact of changes in foreign currency
        translation on cash                               (323)     (5,343)
                                                      --------    --------
        Increase in cash and cash equivalents           15,297      10,643
      Cash and cash equivalents at beginning of period  28,572      29,832
                                                      --------    --------
        Cash and cash equivalents at end of period     $43,869     $40,475
                                                      ========    ========

      See notes to consolidated financial statements.

                                ECHLIN INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
- -------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three month period ended November 30, 1993 are not necessarily indicative of the results that may be expected for the year ending August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1993.

NOTE 2.
- -------

Fiscal 1993 results have been restated for the Frictiontech Inc. pooling of interests transaction which occurred in June 1993.

NOTE 3.
- -------

Effective October 1, 1993, the company purchased the Hydraulic Brake and Clutch Division of FAG Kugelfischer, located in Germany, for approximately $75,000,000. In addition, if this division exceeds certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price will be increased by not more than $14,000,000. The acquisition was accounted for by the purchase method.

NOTE 4.
- -------

During the first quarter of fiscal 1994, the company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 changes the accounting for income taxes from the deferred to an asset and liability method. The cumulative effect of adopting this accounting change, which is included in the preceding results of operations, was a $2,583,000 increase in net income.

                                ECHLIN INC.
                   MANAGEMENT'S FINANCIAL ANALYSIS



Net sales for the first three months of fiscal 1994 increased $36,936,000 or eight percent. Recent acquisitions provided nearly half of this growth while comparable operations provided the remainder. Domestic comparable operations net sales increased eight percent primarily due to unit volume increases and price changes. Our automotive brake and heavy duty businesses provided the strongest improvement. Foreign comparable operations declined eight percent due largely to the negative translation impact upon sales as the U.S. dollar strengthened in relation to the British pound, Canadian dollar and German mark. Although overall foreign unit volume was down slightly, only our German, Brazilian and Mexican operations reported declines.

The percentage of gross profit to sales for the first three months of fiscal 1994 increased to 29.1 percent from 28.9 percent a year ago due to higher domestic production levels.

Although selling and administrative expenses increased $5,248,000 over the prior year, as a percentage of sales they declined to 21.6 percent as compared to 22.2 percent last year. The dollar increase was primarily a result of acquisitions.

Interest expense declined $436,000 from the previous year due to lower average interest rates and debt levels.

Net income for the quarter ended November 30, 1993 included income of $2,583,000, which represented the cumulative effect of adopting the provisions of FAS 109, "Accounting for Income Taxes."

During the first three months of fiscal 1994, operations provided $12,996,000 of cash flow vs. $22,723,000 a year ago. The increase in net income was offset by larger cash outflows reflecting changes in working capital items. Accounts receivable were higher due to increased sales levels while inventories were up in anticipation of sales forecasts for the remainder of the fiscal year. Outflows for the payment of taxes were higher due to the company's increased income levels.

Debt levels at November 30, 1993 increased $87,356,000 from year end primarily due to borrowings for acquisitions. Total debt as a percentage of total capital was 26 percent, the same level as a year ago, but higher than the 19 percent reported at August 31, 1993.

                             ECHLIN INC.
                     PART II:  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

The Annual Meeting of Shareholders was held on December 15, 1993, for the purpose of electing twelve Directors of the company and approving the designation of Price Waterhouse as independent accountants for fiscal 1994. All of the company's nominees for directors as listed in the proxy statement were elected. The vote for each nominee was as follows:


                           Affirmative       Negative    Abstentions
                           -----------       --------    -----------

  D. Allan Bromley         52,223,049         32,832       152,909
  John F. Creamer, Jr.     52,254,095          1,786       152,909
  Milton P. DeVane         52,242,858         13,023       152,909
  John E. Echlin, Jr.      52,255,393            488       152,909
  C. Scott Greer           52,255,881              -       152,909
  John F. Gustafson        52,244,837         11,044       152,909
  Donald C. Jensen         52,248,836          7,045       152,909
  Trevor O. Jones          52,252,206          3,675       152,909
  Frederick J. Mancheski   52,247,199          8,682       152,909
  Phillip S. Myers         52,233,463         22,418       152,909
  Frank R. O'Keefe         52,244,133         11,748       152,909
  Jerome G. Rivard         52,250,651          5,230       152,909

The proposal for the approval of Price Waterhouse was adopted. The proposal received 52,038,114 affirmative votes, 41,046 negative votes and 329,631 abstentions.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended November 30, 1993 the company did not file any reports on Form 8-K.

                             SIGNATURES
                            ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Echlin Inc.





Date:   January 10, 1994                      /s/ Richard A. Wisot
        ----------------                      ----------------------
                                              Richard A. Wisot
                                              Vice President and
                                              Controller




Date:  January 10, 1994                       /s/ Jon P. Leckerling
       ----------------                       ----------------------
                                              Jon P. Leckerling
                                              Vice President, General Counsel
                                              and Corporate Secretary