Form 10-Q
period 1994-02-28
ECHLIN INC
filed 1994-04-11
CIK 31348

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    February 28, 1994
                                 ------------------------

                                    OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                 -------------    -------------

                        Commission file no. 1-4651
                                           -------

                                ECHLIN INC.
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Connecticut                                      06-0330448
- -------------------------------------------       ----------------------
   (State of incorporation)                          (I.R.S. employer
                                                      identification no.)

        100 Double Beach Road
        Branford, Connecticut                              06405
- -------------------------------------------       ----------------------
 (Address of principal executive offices)                (Zip code)

                              (203) 481-5751
                 ---------------------------------------
           (Registrant's telephone number, including area code)


- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at March 31, 1994
- --------------------------                 -----------------------------
Common stock, $1 par value                               59,050,427

                                ECHLIN INC.

                                   INDEX


PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----

Item 1.  Financial Statements

          Consolidated balance sheets at February 28, 1994
          and August 31, 1993.                                        3

          Consolidated statements of income for the three
          months ended February 28, 1994 and February 28, 1993;
          for the six months ended February 28, 1994 and
          February 28, 1993.                                          4

          Consolidated statements of cash flows for the
          six months ended February 28, 1994 and 1993.                5

          Notes to consolidated financial statements at
          February 28, 1994.                                          6

Item 2.  Management's Financial Analysis                              7


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                            10


PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)

                                                   February 28,  August 31,
                                                       1994         1993
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $   31,720  $   28,572
  Accounts receivable, less-allowance for
    doubtful accounts of $4,301 and $4,299             219,576     201,177
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  155,415     137,646
    Work in process                                     68,239      47,985
    Finished goods                                     341,043     302,459
                                                    ----------  ----------
      Total inventories                                564,697     488,090
  Other current assets                                  25,254      21,006
                                                    ----------  ----------
    Total current assets                               841,247     738,845
                                                    ----------  ----------
Property, plant and equipment, at cost                 773,666     671,741
Accumulated depreciation                              (363,050)   (342,360)
                                                    ----------  ----------
    Property, plant and equipment, net                 410,616     329,381
                                                    ----------  ----------
Marketable securities                                  110,228      90,002
                                                    ----------  ----------
Other assets                                            89,214     105,033
                                                    ----------  ----------
  Total assets                                      $1,451,305  $1,263,261
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $    7,464  $    3,034
  Current portion of long-term debt                      2,315       3,658
  Accounts payable, trade                              137,425     135,569
  Accrued taxes on income                               46,040      64,053
  Accrued liabilities                                  163,267     150,542
                                                    ----------  ----------
    Total current liabilities                          356,511     356,856
                                                    ----------  ----------
Long-term debt                                         312,585     157,540
                                                    ----------  ----------
Deferred income taxes                                   37,234      35,043
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:
    Authorized 150,000,000 shares,
    issued 59,306,781 and 59,105,321                    59,307      59,105
  Capital in excess of par value                       328,818     325,865
  Retained earnings                                    399,764     371,963
  Foreign currency translation adjustment              (39,919)    (40,116)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         744,975     713,822
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $1,451,305  $1,263,261
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1993 has been derived from the audited financial statements at that date.

                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                Three Months Ended          Six Months Ended
                                   February 28,               February 28,
                              ----------------------      ---------------------
                                  1994        1993           1994       1993
                                  ----        ----           ----       ----
  Net sales                    $497,153    $441,546       $996,417    $903,874

  Cost of goods sold            354,511     316,513        708,675     645,374
                               --------    --------       --------    --------
    Gross profit on sales       142,642     125,033        287,742     258,500

  Selling and administrative
    expenses                    107,823      98,731        215,889     201,549
                               --------    --------       --------    --------
    Income from operations       34,819      26,302         71,853      56,951
                               --------    --------       --------    --------

  Interest expense                5,306       5,300          9,841      10,271
  Interest income                 2,481       2,805          5,401       5,731
                               --------    --------       --------    --------
    Interest expense, net         2,825       2,495          4,440       4,540
                               --------    --------       --------    --------
    Income before taxes          31,994      23,807         67,413      52,411

  Provision for taxes            10,238       7,487         21,572      16,984
                               --------    --------       --------    --------
  Income before cumulative
    effect of accounting
    change                       21,756      16,320         45,841      35,427

  Cumulative effect of
    accounting change                 -           -          2,583           -
                               --------    --------       --------    --------

    Net income                 $ 21,756    $ 16,320       $ 48,424    $ 35,427
                               ========    ========       ========    ========

  Average shares outstanding     58,999      58,478         58,938      58,386
                               ========    ========       ========    ========
  Per share data:
    Income before accounting
      change                      $0.37       $0.28          $0.78       $0.61

    Cumulative effect of
      accounting change               -           -           0.04           -
                               --------    --------       --------    --------
    Net income                    $0.37       $0.28          $0.82       $0.61
                               ========    ========       ========    ========

    Cash dividends               $0.175      $0.175          $0.35       $0.35
                               ========    ========       ========    ========

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)


                                                         Six Months Ended
                                                            February 28,
                                                      ---------------------
                                                        1994        1993
                                                        ----        ----

    Cash flows from operating activities:
      Net income                                       $48,424     $35,427
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   33,227      29,766
        Cumulative effect of accounting change          (2,583)          -
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (15,245)     (6,510)
        Inventories                                    (47,410)    (31,632)
        Other current assets                            (3,728)     (7,695)
        Accounts payable                                  (965)     (8,678)
        Taxes on income                                (12,086)      7,510
        Accrued liabilities                              5,762     (11,867)
        Other                                            3,362       9,575
                                                      --------    --------
          Cash provided by operating activities          8,758      15,896
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            216,187     136,105
        Long-term and short-term repayments            (62,431)    (90,316)
        Proceeds from common stock issuances             3,155       4,949
        Dividends paid                                 (20,623)    (20,157)
                                                      --------    --------
          Cash provided by financing activities        136,288      30,581
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (31,199)    (17,761)
        Purchases of marketable securities             (20,226)     (9,270)
        Net assets of businesses acquired              (90,467)     (1,886)
                                                      --------    --------
          Cash used for investing activities          (141,892)    (28,917)
                                                      --------    --------
      Impact of changes in foreign currency
        translation on cash                                 (6)     (8,235)
                                                      --------    --------
        Increase in cash and cash equivalents            3,148       9,325
      Cash and cash equivalents at beginning of period  28,572      29,832
                                                      --------    --------
      Cash and cash equivalents at end of period       $31,720     $39,157
                                                      ========    ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
- -------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six month period ended February 28, 1994 are not necessarily indicative of the results that may be expected for the year ending August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1993.

NOTE 2.
- -------

Fiscal 1993 results have been restated for the Frictiontech Inc. pooling of interests transaction which occurred in June 1993.

NOTE 3.
- -------

During February 1994, Echlin acquired Neelon Casting Ltd.("Neelon"), located in Canada, for approximately $22,900,000. Neelon is a producer of automotive disc brake rotor castings for the replacement and original equipment markets. The acquisition was accounted for by the purchase method.

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

NOTE 4.
- -------

During the first quarter of fiscal 1994, the company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS
109), "Accounting for Income Taxes." FAS 109 changes the accounting for income taxes from the deferred to an asset and liability method. The cumulative effect of adopting this accounting change was a $2,583,000 increase in net income.

                               ECHLIN INC.
                    MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
- ----------------------

For the three and six months ended February 28, 1994, net sales increased 12.6 percent and 10.2 percent, respectively, over the corresponding periods of a year ago. Net sales of comparable operations rose 4.0 and 3.6 percent for the three and six month periods, respectively, due to the impact of price increases, introduction of new products, and unit volume gains. Domestic comparable operations were up
3.6 percent for the quarter and 6.0 percent for the six months with the largest improvements reported by our automotive brake and heavy duty groups. During the second quarter, foreign comparable operations improved 4.8 percent, while they were 1.9 percent below last year for the six months. Only our German and Brazilian operations reported results below those of a year ago.

For the second quarter, the percentage of gross profit to sales increased to 28.7 percent from 28.3 percent last year while the six month percentage increased to 28.9 percent from 28.6 percent. These favorable trends are primarily attributable to unit volume gains, ongoing cost reductions, and continued improvements in operational efficiencies and employee productivity.

Although selling and administrative expenses increased $9,092,000 and $14,340,000 for the three and six month periods, respectively, these expenses declined as a percentage of sales. For the second quarter they declined to 21.7 percent from 22.4 percent a year ago, while for the six month period expenses as a percentage of sales edged downward to 21.7 percent from 22.3 percent. The dollar increase for both periods was primarily due to expense levels for current year acquisitions.

Net interest expense for the three month period increased $330,000, while for the six month period it declined $100,000 as compared to the prior year. Average debt levels increased during the quarter due to funds required to acquire new businesses.

Net income for the six months ended February 28, 1994 included income of $2,583,000, which represented the cumulative effect of adopting the provisions of FAS 109, "Accounting for Income Taxes," during the first quarter.

Liquidity and Sources of Capital:
- ---------------------------------

During the first six months of fiscal 1994, cash provided by operations was $8,758,000 vs. $15,896,000 a year ago. The increase in net income was offset by larger cash outflows for working capital items. Accounts receivable were higher due to increased sales levels while inventories were up in anticipation of higher sales forecasted for the remainder of the fiscal year. Higher outflows for taxes were a result of the company's higher earnings.

                               ECHLIN INC.

MANAGEMENT'S FINANCIAL ANALYSIS(cont.'d)
- ----------------------------------------


Debt levels, net of acquisition debt assumed, increased $153,756,000 from year end primarily due to funds required to acquire new businesses. Total debt to total capital was 30 percent, up from 28 percent a year ago and 19 percent at August 31, 1993.

Net capital expenditures, which were $13,438,000 above last year, represent outlays for new product development and manufacturing improvements.

During March 1994, Echlin's Board of Directors increased the regular quarterly dividend to 19 cents per share, payable April 18, 1994 to shareholders of record on April 5, 1994. This increase represents a 9 percent increase over the previous rate of 17.5 cents per share.

                              ECHLIN INC.
                      PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended February 28, 1994, the company did not file any reports on Form 8-K.

                              SIGNATURES
                             ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Echlin Inc.





Date:   April 11, 1994                     /s/ Richard A. Wisot
        --------------                     --------------------------
                                           Richard A. Wisot
                                           Vice President and
                                           Controller




Date:   April 11, 1994                     /s/ Jon P. Leckerling
        --------------                     --------------------------
                                           Jon P. Leckerling
                                           Vice President, General
                                           Counsel and Corporate
                                           Secretary