Form 10-Q
period 1994-05-31
ECHLIN INC
filed 1994-07-12
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    May 31, 1994
                                 -------------------

                                    OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                 -------------    -------------

                        Commission file no. 1-4651
                                           -------

                                ECHLIN INC.
- - ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Connecticut                                      06-0330448
- - -------------------------------------------       ----------------------
   (State of incorporation)                          (I.R.S. employer
                                                      identification no.)

        100 Double Beach Road
        Branford, Connecticut                              06405
- - -------------------------------------------       ----------------------
 (Address of principal executive offices)                (Zip code)

                              (203) 481-5751
                 ---------------------------------------
           (Registrant's telephone number, including area code)


- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at June 30, 1994
- - --------------------------                 ----------------------------
Common stock, $1 par value                            59,328,911

                                ECHLIN INC.

                                   INDEX


PART I.  FINANCIAL INFORMATION                                      Page
- - ------------------------------                                      ----
Item 1.  Financial Statements

          Consolidated balance sheets at May 31, 1994
          and August 31, 1993.                                        3

          Consolidated statements of income for the three
          and nine months ended May 31, 1994 and 1993                 4

          Consolidated statements of cash flows for the
          nine months ended May 31, 1994 and 1993.                    5

          Notes to consolidated financial statements at
          May 31, 1994.                                               6

Item 2.  Management's Financial Analysis                              7


PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                            10

PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)

                                                      May 31,    August 31,
                                                       1994         1993
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $   26,049  $   28,572
  Accounts receivable, less-allowance for
    doubtful accounts of $5,038 and $4,299             288,511     201,177
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  149,403     137,646
    Work in process                                     66,670      47,985
    Finished goods                                     329,684     302,459
                                                    ----------  ----------
      Total inventories                                545,757     488,090
  Other current assets                                  24,493      21,006
                                                    ----------  ----------
    Total current assets                               884,810     738,845
                                                    ----------  ----------
Property, plant and equipment, at cost                 798,447     671,741
Accumulated depreciation                              (379,376)   (342,360)
                                                    ----------  ----------
    Property, plant and equipment, net                 419,071     329,381
                                                    ----------  ----------
Marketable securities                                  113,625      90,002
                                                    ----------  ----------
Other assets                                            91,504     105,033
                                                    ----------  ----------
  Total assets                                      $1,509,010  $1,263,261
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $    9,869  $    3,034
  Current portion of long-term debt                      2,495       3,658
  Accounts payable, trade                              140,814     135,569
  Accrued taxes on income                               50,125      64,053
  Accrued liabilities                                  180,883     150,542
                                                    ----------  ----------
    Total current liabilities                          384,186     356,856
                                                    ----------  ----------
Long-term debt                                         310,679     157,540
                                                    ----------  ----------
Deferred income taxes                                   42,673      35,043
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:
    Authorized 150,000,000 shares,
    issued 59,323,601 and 59,105,321                    59,324      59,105
  Capital in excess of par value                       329,069     325,865
  Retained earnings                                    427,551     371,963
  Foreign currency translation adjustment              (41,477)    (40,116)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         771,472     713,822
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $1,509,010  $1,263,261
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1993 has been derived from the audited financial statements at that date.

                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                Three Months Ended          Nine Months Ended
                                      May 31,                    May 31,
                              ----------------------      ---------------------
                                  1994        1993           1994       1993
                                  ----        ----           ----       ----
  Net sales                    $610,034    $519,726     $1,606,451  $1,423,600

  Cost of goods sold            426,274     365,492      1,134,949   1,010,866
                               --------    --------     ----------   ---------
    Gross profit on sales       183,760     154,234        471,502     412,734

  Selling and administrative
    expenses                    123,024     107,675        338,913     309,224
                               --------    --------     ----------   ---------
    Income from operations       60,736      46,559        132,589     103,510
                               --------    --------     ----------   ---------

  Interest expense                6,512       4,502         16,353      14,773
  Interest income                 3,141       2,219          8,542       7,950
                               --------    --------     ----------   ---------
    Interest expense, net         3,371       2,283          7,811       6,823
                               --------    --------     ----------   ---------
    Income before taxes          57,365      44,276        124,778      96,687

  Provision for taxes            18,357      14,384         39,929      31,368
                               --------    --------     ----------   ---------
  Income before cumulative
    effect of accounting
    change                       39,008      29,892         84,849      65,319

  Cumulative effect of
    accounting change                 -           -          2,583           -
                               --------    --------     ----------   ---------

    Net income                 $ 39,008    $ 29,892     $   87,432   $  65,319
                               ========    ========     ==========   =========

  Average shares outstanding     59,048      58,688         58,972      58,484
                               ========    ========     ==========   =========
  Per share data:
    Income before accounting
      change                      $0.66       $0.51          $1.44       $1.12

    Cumulative effect of
      accounting change               -           -           0.04           -
                               --------    --------     ----------   ---------
    Net income                    $0.66       $0.51          $1.48       $1.12
                               ========    ========     ==========   =========

    Cash dividends                $0.19      $0.175          $0.54      $0.525
                               ========    ========     ==========   =========

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)


                                                        Nine Months Ended
                                                             May 31,
                                                      ---------------------
                                                        1994        1993
                                                        ----        ----
    Cash flows from operating activities:
      Net income                                       $87,432     $65,319
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   50,325      44,836
        Cumulative effect of accounting change          (2,583)          -
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (82,378)    (34,544)
        Inventories                                    (28,968)    (23,429)
        Other current assets                            (3,059)     (2,497)
        Accounts payable                                 2,460       2,054
        Taxes on income                                 (6,646)     18,639
        Accrued liabilities                             13,097       5,717
        Other                                             (816)      6,721
                                                      --------    --------
          Cash provided by operating activities         28,864      82,816
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            293,891     199,729
        Long-term and short-term repayments           (141,616)   (189,490)
        Sale of accounts receivable                         -       25,000
        Proceeds from common stock issuances             3,423       6,697
        Dividends paid                                 (31,844)    (30,295)
                                                      --------    --------
          Cash provided by financing activities        123,854      11,641
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (48,394)    (29,414)
        Purchases of marketable securities             (23,623)     (7,212)
        Net assets of businesses acquired              (83,257)    (36,736)
                                                      --------    --------
          Cash used for investing activities          (155,274)    (73,362)
                                                      --------    --------
      Impact of changes in foreign currency
        translation on cash                                 33      (6,166)
                                                      --------    --------
        (Decrease)Increase in cash and cash equivalents (2,523)     14,929
      Cash and cash equivalents at beginning of period  28,572      29,832
                                                      --------    --------
      Cash and cash equivalents at end of period       $26,049     $44,761
                                                      ========    ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
- - -------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine month period ended May 31, 1994 are not necessarily indicative of the results that may be expected for the year ending August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1993.

NOTE 2.
- - -------

Fiscal 1993 results have been restated for the Frictiontech Inc. pooling of interests transaction which occurred in June 1993.

NOTE 3.
- - -------

During February 1994, Echlin acquired Neelon Casting Ltd.(Neelon), located in Canada, for approximately $23,000,000. Neelon is a producer of automotive disc brake rotor castings for the replacement and original equipment markets. The acquisition was accounted for by the purchase method.

In October 1993, the company purchased the Hydraulic Brake and Clutch Division of FAG Kugelfischer Georg Schafer A.G., located in Germany, for approximately $59,700,000. In addition, if this acquired operation exceeds certain net income thresholds during the first five years subsequent to the acquisition date, the purchase price will be increased by not more than $14,000,000. The acquisition was accounted for by the purchase method.

NOTE 4.
- - -------

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

                              ECHLIN INC.
                    MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
- - ----------------------

Three Months Ended May 31, 1994 vs. Three Months Ended May 31, 1993
- - -------------------------------------------------------------------

Net sales for the three months ended May 31, 1994 increased 17.4 percent while comparable operations increased 8.9 percent over the corresponding quarter of a year ago. Both domestic and foreign comparable net sales increased; 10.0 and 6.0 percent, respectively, over the same three month period of a year ago. Domestic comparable operations increased primarily due to unit volume gains, the impact of price increases and new product sales. Overall domestic net sales performance was strong for all product lines with the largest contributor continuing to be the automotive brake group. Increased foreign net sales were primarily due to the impact of price increases, higher unit volume and the introduction of new products; partially offset by the negative impact of translation. The negative translation impact was a result of the strengthening of the U.S. dollar in relation to the British pound, German mark, Canadian dollar, Mexican peso and South African rand.

The quarter's percentage of gross profit to sales increased to 30.1 percent from the prior year's third quarter 29.7 percent. The improvements are primarily attributable to increased domestic and foreign production levels and continued improvements in operational efficiencies.

Selling and administrative expenses declined as a percentage of sales to
20.2 percent from 20.7 percent of a year ago. The dollar increase in these expenses is primarily attributed to expense levels generated by current year acquisitions and higher expenses as a result of the increase in sales volume.

Net interest expense increased $1,088,000 primarily a result of higher domestic average interest rates and debt levels. Interest income rose due to the growth of our Puerto Rican investment portfolio.

Nine Months Ended May 31, 1994 vs. Nine Months Ended May 31, 1993
- - ------------------------------------------------------------------

For the nine month period net sales increased 12.8 percent. Domestic comparable sales improved 7.0 percent due to increases in unit volume and the introduction of new products, in addition to the positive impact of price increases. All product groups reported improvements. Foreign comparable operations are 1.0 percent above the prior year, as the impact of increased unit volume and sales of new products was almost totally offset by the negative effect of translation.

The percentage of gross profit to net sales for the nine months increased to 29.4 percent from 29.0 percent a year ago. This improvement is primarily attributable to increased domestic production levels along with continued monitoring of costs.

ECHLIN INC.

MANAGEMENT'S FINANCIAL ANALYSIS(cont.'d)
- - ----------------------------------------


Although selling and administrative expenses are $29,689,000 higher than a year ago for the nine month period, as a percentage of sales they declined favorably to 21.1 percent from 21.7 percent. The dollar increase is primarily due to expense levels from current year acquisitions.

Net interest expense rose $988,000 over last year due to higher domestic average interest rates and debt levels. Average debt levels increased due to funds required to acquire new businesses.

Net income for the nine months ended May 31, 1994 included income of $2,583,000, which represented the cumulative effect of adopting the provisions of FAS 109, "Accounting for Income Taxes," during the first quarter.

Liquidity and Sources of Capital:
- - ---------------------------------

During the first nine months of fiscal 1994, operations provided $28,864,000 of cash flow as compared to the same period of fiscal 1993 when operations provided $82,816,000. This change reflected a higher level of net income offset by larger cash outflows for working capital items. Accounts receivable were higher due to the increased sales levels while outflows for taxes are up as a result of the company's higher earnings.

As a result of the increase in working capital, caused by the growth of existing businesses and the need for funds to acquire new businesses, debt levels rose $152,275,000 from year-end, net of debt assumed in the acquisitions.

During the month of June 1994, the company renegotiated its revolving credit agreement (RCA) which was due to expire on September 1, 1994. Under the terms of the new agreement with twelve banking institutions, the company has the availability through September 1, 1999 of maximum borrowings of $375,000,000. The old agreement provided for maximum borrowings of $350,000,000. There are currently no borrowings outstanding under the RCA.

Net capital expenditures, which were $18,980,000 above last year, represent outlays for new product development and manufacturing improvements.

                              ECHLIN INC.
                      PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
- - ------------------------------------------

During the quarter ended May 31, 1994, the company did not file any reports on Form 8-K.

                              SIGNATURES
                             ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Echlin Inc.





Date:   July 12, 1994                      Richard A. Wisot
        -------------                      --------------------------
                                           Richard A. Wisot
                                           Vice President and
                                           Controller




Date:   July 12, 1994                      Jon P. Leckerling
        -------------                      --------------------------
                                           Jon P. Leckerling
                                           Vice President, General
                                           Counsel and Corporate
                                           Secretary