Form 10-K
period 1994-08-31
ECHLIN INC
filed 1994-11-15
CIK 31348

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

Mark One
 [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For fiscal year ended August 31, 1994

                                       OR

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 1-4651

                                  ECHLIN INC.
             (Exact name of registrant as specified in its charter)

              CONNECTICUT                      NO: 06-0330448
     (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)           Identification No.)

       100 DOUBLE BEACH ROAD
       BRANFORD, CONNECTICUT                          06405
       (Address of principal                        (Zip code)
         executive offices)

      Registrant's telephone number, including area code:  (203) 481-5751

      Securities registered pursuant to Section l2(b) of the Act:

                                       NEW YORK STOCK EXCHANGE INC.
        COMMON STOCK,             THE PACIFIC STOCK EXCHANGE INCORPORATED
       $1.00 PAR VALUE             INTERNATIONAL STOCK EXCHANGE IN LONDON
       (Title of Class)          (Name of each exchange on which registered)

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding l2 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES   X   NO
                            ---     ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 4, 1994 was $1,796,560,980. On November 4, 1994, there were 59,297,915 shares of common stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

l. Portions of Echlin's 1994 Annual Report to Shareholders are incorporated into Parts I and II.

2.  Portions of Echlin's 1994 Annual Proxy Statement are incorporated into
    Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
- -----------------

     Echlin Inc. was incorporated in the state of Connecticut in 1959 and is engaged in only one business segment as a worldwide supplier of products to maintain or improve the efficiency and safety of motor vehicles. During the past fiscal year, Echlin Inc. and its subsidiaries ("Echlin" or the "company") continued to conduct its business in a manner consistent with prior years.

     The company's principal products can be classified into the following categories: brake system, engine system, other vehicle parts and non-vehicular products. Brake system parts include hydraulic brake master cylinders, push rods for master cylinders, brake shoes, drums, brake cables, hardware and wheel cylinders for drum brake systems, disc pads, rotors and calipers for disc brake systems, repair kits for hydraulic brakes, hoses and controllers for electrical brakes. In addition, wheel oil seals, compressors, air dryers, valves, power boosters, pressure converters, air brake actuating products, antilock brake systems, spring brakes, brake block, remanufactured brake shoes, pneumatic and electrical connectors and slack adjustors are manufactured for the heavy duty brake market. Engine system parts include condensers, contacts, complete distributors, distributor caps, ignition coils, rotors, control modules, sensors, electronic voltage regulators, wire and cable products, carburetor and emission control parts, fuel pumps, starter drives, solenoids, electronic fuel injection systems, oxygen sensors, EGR valves, LPG carburetion parts and PCV valves. Other vehicle parts include new and remanufactured clutches, bell housings, automatic transmission parts, timing gears and chains, U-joints, engine mounts, airhorns, mirrors, water pumps, power steering pumps, oil pumps and steering and suspension system components, heavy duty windshield wiper systems and shifters, traction bars, gaskets and accessories for the high performance market. Non-vehicular products include small engine parts and security access control products.


Sales by product class for the last three fiscal years ended August 31 were as follows:

                            (In millions of dollars)

Product Class               1994            1993           1992
- -------------               ----            ----           ----
Brake System Parts        $1,053.4       $  872.6       $  800.1
Engine System Parts          617.3          588.8          551.4
Other Vehicle Parts          508.6          423.0          369.0
Non-Vehicular Products        50.2           60.1           62.9
                          --------       --------       --------
                Total     $2,229.5       $1,944.5       $1,783.4
                          ========       ========       ========


     The company's products are sold primarily as replacement products for use by professional mechanics and by car and truck owners. Sales are made to automotive warehouse distributors, heavy duty distributors, retailers, other parts manufacturers and parts remanufacturers. The company also sells its products to original equipment manufacturers in both the automotive and heavy duty markets.


Raw Materials
- -------------

     Echlin's principal requirements for raw materials consist of copper, brass, steel, plastic, paperboard, rubber, resin, iron, zinc and aluminum. Echlin is not dependent on any one source for the raw materials essential to its business, and during the last year encountered no difficulties in obtaining raw materials.

Patents and Licenses
- --------------------

     Echlin holds a number of patents on its air brake system parts, hydraulic brake system parts, engine system parts and security access control products. The loss or expiration of any of these patents would not, however, have a significant effect on Echlin's operations.


Seasonal Effects
- ----------------

     Echlin's business does not have material seasonal characteristics.


Working Capital Items
- ---------------------

     Inventories are kept at a sufficient level to service customer orders but are not disproportionate to Echlin's sales. Echlin grants customers the right to return goods where the conditions of Echlin's obsolescence and return policies are met. This practice has not had materially adverse effects on its business.


Customers
- ---------

     Members of the National Automotive Parts Association (NAPA) represent the company's largest group of customers and accounted for 10.3% of consolidated net sales for the year ended August 31, 1994. Included in this number are sales to Genuine Parts Company and its affiliates, the largest member of NAPA, which accounted for 10.2% of consolidated net sales in fiscal 1994. This long-standing relationship with NAPA started in 1928. Products identified by the trademarks "NAPA Echlin" and "NAPA United" are sold exclusively in the United States to NAPA distribution centers. Echlin believes its relationship with NAPA and its members are good, however, the loss of the NAPA members as customers would have a materially adverse effect on its business.


Backlog
- -------

     Most of Echlin's sales are from its inventory so that the amount of backlog is not material to an understanding of its business.


Government Contracts
- --------------------

     Government contracts are not material to Echlin's business.


Competitive Conditions
- ----------------------

     As Echlin sells different product lines in various markets, there is no one company which serves as its major competitor. There are a number of major independent manufacturers of parts and supplies and the leading original equipment manufacturers also supply virtually every part sold by Echlin. In addition, the company faces competition in domestic markets from foreign manufacturers.

     Competition in all markets served by Echlin is based on product quality, delivery, warranty, customer service and price. Echlin believes that its products command good acceptance, and that it is one of the leading manufacturers in the industry.


Environmental Regulations
- -------------------------

     Echlin does not believe that compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on capital expenditures, earnings or its competitive position.

Employees
- ---------

     Echlin employs approximately 20,600 people worldwide. The company believes that relations with its employees are satisfactory.


Research and Development
- ------------------------

     Echlin's basic parts and supplies business does not require it to make substantial expenditures on research and development activities. However, Echlin has developed several new products and continues to make expenditures for the modification and improvement of existing products and services. For the years ended August 31, 1994, 1993 and 1992, Echlin spent approximately $22,535,000, $18,442,000 and $15,222,000, respectively, on research and developmental efforts, substantially all of which was sponsored by Echlin.


Financial Information About Foreign and Domestic Operations and Export Sales
- ----------------------------------------------------------------------------

     For information relating to Echlin's foreign and domestic operations for fiscal 1994, 1993 and 1992, see Note 9 to the consolidated financial statements appearing on pages 44 and 45 of Echlin's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference. Export sales represent less than 10% of the company's consolidated trade sales.

ITEM 2.  PROPERTIES
- -------------------

     The following table sets forth a summary description of Echlin's principal physical properties as of November 1, 1994:

                                                                          Lease
                                                          Approximate   Expiration
Location                  Principal Business Activity     Square Feet      Dates
- --------                  ---------------------------     -----------   ----------
Prattville, AL            Heavy duty brake parts            108,000
                                                            105,000*       1994

Azusa, CA                 Parts distribution center         145,000*       1996

Compton, CA               Warehouse and distribution
                          center                             71,000*       1995

Irvine, CA                Remanufactured brake parts         68,000*       1998

Los Angeles, CA           Parts distribution center         109,000*       1995

Modesto, CA               Parts distribution center         150,000*       1999

Branford, CT              Ignition and electrical parts     426,000

Newark, DE                Parts distribution center         146,000*       2000

Jacksonville, FL          Parts distribution center          70,000*       1994

Pensacola, FL             Carburetor and emission
                          control parts                     122,000

Chicago, IL               Fuel pumps                        217,000

Elmhurst, IL              Parts distribution center         140,000*       1995

Franklin Park, IL         Parts distribution center         142,000*       2001

Litchfield, IL            Brake and small engine parts      525,000

McHenry, IL               Brake parts                       265,000

Naperville, IL            Distribution center               100,000*       1998

Ottawa, IL                Remanufactured clutches           185,000

Mishawaka, IN             Wire and cable products           172,000

Michigan City, IN         Heavy duty windshield wiper
                          systems                           106,000*       1995

Columbus, KS              Electrical rebuilder parts        169,000

Independence, KS          Ignition and electrical parts     389,000

Iola, KS                  Air brake parts                   173,000

Cuba, MO                  Air brake parts                   128,000

Kansas City, MO           Heavy duty parts distribution     150,000*       1998
                          center

                                                                          Lease
                                                          Approximate   Expiration
Location                  Principal Business Activity     Square Feet      Dates
- --------                  ---------------------------     -----------   ----------
Marion, NC                Remanufactured heavy duty
                          parts                              85,000

Cleveland, OH             Gaskets and high performance
                          products                          404,000

Upper Sandusky, OH        Hydraulic and air brake products  194,000

Pittsburgh, PA            Remanufactured brake shoes,
                          clutches and calipers              70,000*       1997

Nashville, TN             Parts distribution center         337,000*       1997

Paris, TN                 Air brake parts                   116,000

Fredericksburg, VA        Remanufactured brake parts        118,000*       1998

Ponce, Puerto Rico        Ignition, electrical and brake
                          parts; carburetor and emission
                          control parts                      88,000*       1995, 1997

Sydney, Australia         Warehouse and distribution center 195,000*       1997

Sao Paulo, Brazil         Ignition and electrical parts;
                          water pumps                        77,000

Anjou, Canada             Brake parts                       206,000*       1998, 2005

Mississauga, Canada       Parts distribution center         153,000*       1995, 1997

Montreal, Canada          Brake parts                       206,000*       1994, 2005

Guelph, Canada            Brake parts                        79,000

Sudbury, Canada           Disc brake rotor castings         147,000

Thetford Mines, Canada    Brake parts                        75,000*        1995

Nuneaton, England         Product distribution center       154,000*        2001

Birmingham, England       Carburetor and other fuel
                          system parts                      216,000

Redditch, England         Clutches; air brake parts         246,000

Strood, England           Oil pumps and power steering      354,000

Ebern, Germany            Brake and clutch manufacturer     887,000

Furth im Wald, Germany    Brake hose assembly                80,000

Colwyn Bay, Wales         Water pumps and steering and
                          suspension system components      225,000

                                                                          Lease
                                                          Approximate   Expiration
Location                  Principal Business Activity     Square Feet      Dates
- --------                  ---------------------------     ------------  ----------
Heidelberg, Germany       Air brake systems                 139,000*       1999

Los Reyes, Mexico         Brake parts                       169,000

Mexico City, Mexico       Brake and electrical parts        204,000*       1994

Johannesburg,             Electrical and brake parts         64,000
South Africa                                                 34,000*       1995

Alava, Spain              Shock absorbers                   138,000

*Leased facility


     In addition to the properties listed above, Echlin owns or leases other smaller facilities both in the United States and abroad. Echlin believes it will be able to renew all leases upon expiration. Inability to do so, however, would not have a materially adverse effect on Echlin's operations.

     In the opinion of Echlin's management, its properties are in good condition and provide adequate capacity for its current operations.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

     The company and its consolidated subsidiaries are parties to various legal proceedings arising in the normal course of business including administrative and judicial proceedings in connection with environmental matters that involve claims for damages and/or potential monetary sanctions. In management's opinion, based on the advice of counsel, the outcome of such proceedings will not in the aggregate have a materially adverse effect on the financial condition of the company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     Officers are elected to hold their offices until their respective successors are duly elected or until their earlier resignation or removal. There is no family relationship between the executive officers.

     Listed below is the name, age, position and business experience of each officer of the company during the past five years:


Frederick J. Mancheski  (age 68)  Chairman of the Board and Chief Executive
- ----------------------
Officer since 1969; a Director since 1963.

C. Scott Greer  (age 44)  President since September 1990; various managerial
- --------------
positions within Echlin's International Group from 1980 through 1990; a Director since October 1990.

Jon P. Leckerling  (age 46)  Vice President, General Counsel and Corporate
- -----------------
Secretary since 1990; Managing Director of Long Wharf Capital Partners Inc. from 1988 to 1990.

Milton J. Makoski  (age 48) Vice President-Human Resources since 1986.
- -----------------

Joseph A. Onorato  (age 45)  Vice President and Treasurer since May 1994;
- -----------------
Treasurer from 1990 to 1994; Assistant Treasurer from 1985 to 1990.

Robert F. Tobey  (age 49)  Vice President Corporate Development since April
- ---------------
1994; various managerial positions within Echlin's International Group from 1991 to 1994; Vice President Corporate Development from 1985 to 1991.

Richard A. Wisot  (age 48)  Vice President and Controller since July 1990;
- ----------------
Treasurer from 1981 to 1990.

Kenneth T. Flynn Jr.  (age 45)  Assistant Corporate Controller since 1985.
- --------------------

Charles W. O'Connor  (age 64)  Assistant General Counsel and Assistant Secretary
- -------------------
since 1990; Attorney and Assistant Secretary from 1980 to 1990.

Edward C. Shalagan (age 42) Assistant Treasurer since 1988.
- ------------------

Edward D. Toole Jr.  (age 64) Associate General Counsel and Assistant Secretary
- -------------------
since 1990; Vice President, Secretary and General Counsel from 1986 to 1990.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- --------------------------------------------------------------
SECURITY HOLDER MATTERS
- -----------------------

     Echlin's common stock is listed on the New York Stock Exchange, the Pacific Stock Exchange and the International Stock Exchange in London. Options on Echlin's stock are also traded on the Pacific Stock Exchange. The number of record holders of common stock on November 4, 1994 was 4,162. The quarterly market price and dividend data appearing on page 48 of Echlin's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
- ---------------------------------

     The presentation under "Historical Data" on pages 46 and 47 of Echlin's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

     "Review of Operations and Financial Condition" on pages 5 and 6 of Echlin's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------

     The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholders' Equity, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Accountants as set forth on pages 33 through 45 of Echlin's 1994 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

     There have been no changes in independent accountants or disagreements on accounting and financial disclosure.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------------------------------------------------------------

     Information relating to Directors is set forth under the caption "Election of Directors" on pages 2 through 8 in Echlin's 1994 Annual Proxy Statement and is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION
- ---------------------------------

     Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" and "Executive Compensation" on pages 5 through 8 and 8 through 17, respectively, in Echlin's 1994 Annual Proxy Statement and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------------------------------------------------------------------------

     Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Beneficial Ownership" on pages 5 through 7 in Echlin's 1994 Annual Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ---------------------------------------------------------

     Information relating to Certain Relationships and Related Transactions is set forth under the caption "Election of Directors" in Echlin's 1994 Annual Proxy Statement on pages 2 through 8 and page 12 are incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

14.  (a)  Document List
          -------------

1.   Financial Statements
     --------------------

     Among the responses to this Item 14 (a) are the following financial statements which are incorporated herein by reference in Item 8 above:

         (i) Consolidated Statements of Income for the three years ended August 31, 1994, 1993 and 1992
         (ii)  Consolidated Balance Sheets at August 31, 1994 and 1993
         (iii) Consolidated Statements of Cash Flows for the three years ended August 31, 1994, 1993 and 1992
         (iv) Consolidated Statements of Changes in Shareholders' Equity for the three years ended August 31, 1994, 1993 and 1992
         (v)   Notes to Consolidated Financial Statements
         (vi)  Report of Independent Accountants


2.   Financial Statement Schedules
     -----------------------------

   (A)  Schedule    Description                                          Page
        --------    -----------                                          ----
                    Report of Independent Accountants on
                      Financial Statement Schedules                       13
                    Consent of Independent Accountants                    13
          V         Property, plant and equipment                         14
          VI        Accumulated depreciation, depletion, and
                      amortization of property, plant, and equipment      15
          VIII      Valuation and qualifying accounts                     16
          IX        Short-term borrowings                                 17
          X         Supplementary income statement information            18

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.


3.   Exhibits Required by Item 601 of Securities and Exchange Commission
     -------------------------------------------------------------------
     Regulation S-K.
     --------------

           (3)(i) By-Laws, as amended on December 22, 1987, June 21, 1988, October 30, 1991, and June 29, 1994 is being filed as an Exhibit.

             (ii) Certificate of Incorporation, filed as Exhibit 3 (3)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1987, is incorporated herein by reference.

            (iii) Certificate of Amendment amending the Certificate of Incorporation to Establish Series A Cumulative Participating Preferred Stock, filed as Exhibit 3 (3)(iii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1989, is incorporated herein by reference.

             (iv) Certificate of Amendment, amending the Certificate of Incorporation, to limit the liability of directors for monetary damages under certain circumstances, filed as Item 2 to the 1989 Annual Proxy Statement, is incorporated herein by reference.

           (4)(i) Specimen of Common Stock Certificate, filed as Exhibit 2(1) to Registration No. 2-63494, is incorporated herein by reference.

             (ii) Rights Agreement, dated as of June 21, 1989, between Echlin Inc. and The Connecticut Bank and Trust Company, N.A., as Rights Agent, which includes the form of Amendment to the company's Certificate of Incorporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C, filed as Exhibit 1 to the Current Report on Form 8-K dated June 21, 1989 is incorporated herein by reference.

            (iii) Successor Rights Agent Agreement between Echlin Inc. and The First National Bank of Boston appointing The First National Bank of Boston as successor Rights Agent to replace The Connecticut Bank and Trust Company, N.A. as Rights Agent, filed as Exhibit 3(3)(iv) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.


          (10)(i) (a) Deferred Compensation Plan filed as Exhibits (10)(c)(i) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1981, is incorporated herein by reference; (b) information set forth under the caption "Executive Bonus Plan" in the 1992 Annual Proxy Statement is incorporated herein by reference; (c) the Echlin Inc. 1992 Stock Option Plan, filed as Appendix A to the 1992 Annual Proxy Statement, is incorporated herein by reference; (d) Supplemental Executive Retirement Plan dated as of December 19, 1990, as amended, filed as Exhibit 3(10)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1991, is incorporated herein by reference; (e) Change in Control Severance Policy dated as of December 19, 1990, as amended, filed as Exhibit 3(10)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1991, is incorporated herein by reference; (f) the Echlin Inc. Performance Unit Plan, filed as Appendix A to the 1994 Annual Proxy Statement, is incorporated herein by reference.

          (13) The financial section of Echlin's 1994 Annual Report to Shareholders, which contains the information incorporated by reference in this Annual Report on Form 10-K, is being filed as an Exhibit.

          (22) List of Subsidiaries of Echlin Inc. is being filed as an Exhibit.

          (27)     Financial Data Schedule is being filed as an Exhibit.

        All other exhibits are omitted because they are not applicable.


14 (b)  Reports on Form 8-K
- ---------------------------

     No Current Report on Form 8-K was required to be filed for the three months ended August 31, 1994.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Echlin Inc.

                                       By: /s/Frederick J. Mancheski
                                           ----------------------------
                                           Frederick J. Mancheski
                                           Chairman of the Board
                                           and Chief Executive Officer
Date:  November 15, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* indicated on November 15, 1994.



/s/Frederick J. Mancheski
- -------------------------
Frederick J. Mancheski, Chairman of the Board
and Chief Executive Officer

/s/C. Scott Greer
- -------------------------
C. Scott Greer, President and Director

/s/Richard A. Wisot
- -------------------------
Richard A. Wisot, Vice President and
Controller, Chief Accounting Officer

/s/D. Allan Bromley
- -------------------------
D. Allan Bromley, Director

/s/John F. Creamer Jr.
- -----------------------
John F. Creamer Jr., Director

/s/Milton P. DeVane
- -------------------------
Milton P. DeVane, Director

/s/John E. Echlin Jr.
- ------------------------
John E. Echlin Jr., Director

/s/John F. Gustafson
- -------------------------
John F. Gustafson, Director

/s/Donald C. Jensen
- -------------------
Donald C. Jensen, Director

/s/Trevor O. Jones
- ------------------
Trevor O. Jones, Director

/s/Phillip S. Myers
- -------------------------
Phillip S. Myers, Director

/s/Frank R. O'Keefe Jr.
- ------------------------
Frank R. O'Keefe Jr., Director

/s/Jerome G. Rivard
- -------------------
Jerome G. Rivard, Director



*The position of Chief Financial Officer of the company is presently vacant.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



To the Board of Directors of Echlin Inc.


Our audits of the consolidated financial statements referred to in our report dated September 23, 1994 appearing on page 33 of the 1994 Annual Report to Shareholders of Echlin Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
- -----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
September 23, 1994



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-66422, No. 33-15813, No. 2-92426, and No. 33-
15814) of Echlin Inc. of our report dated September 23, 1994 appearing on page 33 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.



/s/ Price Waterhouse LLP
- -----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
November 15, 1994

                                  ECHLIN INC.
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                      Balance at
                                      beginning                                             Other        Balance at end
       Description                    of period      Additions at cost    Retirements      changes (b)     of period
- -----------------------------------------------------------------------------------------------------------------------

Year ended August 31, 1994
- --------------------------
   Land and improvements            $ 19,029,000       $   265,000       $          -     $  4,319,000    $ 23,613,000
   Buildings and improvements        121,593,000        11,047,000            (89,000)      28,409,000     160,960,000
   Machinery and equipment           531,119,000        64,536,000 (a)    (12,635,000)      63,067,000     646,087,000
                                    ------------       -----------       -------------    -------------   ------------
                                    $671,741,000       $75,848,000       $(12,724,000)    $ 95,795,000    $830,660,000
                                    ============       ===========       =============    =============   ============

Year ended August 31, 1993
- --------------------------
   Land and improvements            $ 19,320,000 (c)   $   384,000       $   (156,000)    $   (519,000)   $ 19,029,000
   Buildings and improvements        122,916,000 (c)     1,853,000           (551,000)      (2,625,000)    121,593,000
   Machinery and equipment           503,150,000 (c)    45,501,000 (a)    (10,626,000)      (6,906,000)    531,119,000
                                    ------------       -----------       -------------    -------------   ------------
                                    $645,386,000       $47,738,000       $(11,333,000)    $(10,050,000)   $671,741,000
                                    ============       ===========       =============    =============   ============

Year ended August 31, 1992
- --------------------------
   Land and improvements            $ 17,125,000       $   727,000       $   (237,000)    $  1,217,000    $ 18,832,000
   Buildings and improvements        110,229,000         6,042,000           (716,000)       3,261,000     118,816,000
   Machinery and equipment           447,893,000        44,942,000 (a)    (15,700,000)      15,520,000     492,655,000
                                    ------------       -----------       -------------    -------------   ------------
                                    $575,247,000       $51,711,000       $(16,653,000)    $ 19,998,000    $630,303,000
                                    ============       ===========       =============    =============   ============

(a)  Represents normal cash purchases of machinery and equipment.

(b) Includes additions from business acquisitions in the amounts of $98,516,000, $25,793,000 and $14,021,000 for fiscal years ended August 31,
     1994, 1993 and 1992, respectively. The remaining portion primarily represents translation adjustments on property, plant and equipment located in foreign countries.

(c) Restated to include property, plant and equipment for Sprague Devices, Inc. and Frictiontech Inc. due to the pooling of interests transactions.

                                  ECHLIN INC.
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT
               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                      Balance at     Additions charged
                                      beginning        to costs and                         Other        Balance at end
       Description                    of period          expenses         Retirements      changes (a)     of period
- -----------------------------------------------------------------------------------------------------------------------

Year ended August 31, 1994
- --------------------------
   Land improvements                $  1,760,000       $   227,000       $          -     $     (5,000)   $  1,982,000
   Buildings and improvements         38,017,000         5,568,000            (89,000)        (391,000)     43,105,000
   Machinery and equipment           302,583,000        55,322,000        (11,116,000)      (5,382,000)    341,407,000
                                    ------------       -----------       -------------    -------------   ------------
                                    $342,360,000       $61,117,000       $(11,205,000)    $ (5,778,000)   $386,494,000
                                    ============       ===========       =============    =============   ============

Year ended August 31, 1993
- --------------------------
   Land improvements                $  1,535,000 (b)   $   237,000       $     (7,000)    $     (5,000)   $  1,760,000
   Buildings and improvements         34,286,000 (b)     5,103,000           (194,000)      (1,178,000)     38,017,000
   Machinery and equipment           275,400,000 (b)    51,085,000         (8,849,000)     (15,053,000)    302,583,000
                                    ------------       -----------       -------------    -------------   ------------
                                    $311,221,000       $56,425,000       $ (9,050,000)    $(16,236,000)   $342,360,000
                                    ============       ===========       =============    =============   ============

Year ended August 31, 1992
- --------------------------
   Land improvements                $  1,309,000       $   215,000       $    (31,000)    $     34,000    $  1,527,000
   Buildings and improvements         29,386,000         4,686,000           (411,000)        (190,000)     33,471,000
   Machinery and equipment           233,505,000        48,472,000        (13,174,000)       1,190,000     269,993,000
                                    ------------       -----------       -------------    -------------   ------------
                                    $264,200,000       $53,373,000       $(13,616,000)    $  1,034,000    $304,991,000
                                    ============       ===========       =============    =============   ============

(a) Primarily represents translation adjustments on property, plant and equipment located in foreign countries.

(b) Restated to include accumulated depreciation of property, plant and equipment for Sprague Devices, Inc. and Frictiontech Inc. due to the pooling of interests transactions.

                                  ECHLIN INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992


                                                             Additions
                                                  ----------------------------------

                                   Balance at                       Balances assumed    Write-offs,
                                   beginning      Charged to costs    in business         net of        Balance at end
       Description                 of period        and expenses      acquisitions      recoveries (b)     of period
- ----------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
- --------------------------------

  Year ended August 31, 1994        $4,299,000         $3,288,000              -          $(1,896,000)    $5,691,000

  Year ended August 31, 1993        $4,925,000 (a)     $1,433,000        $1,425,000       $(3,484,000)    $4,299,000

  Year ended August 31, 1992        $5,732,000         $1,361,000        $  368,000       $(2,680,000)    $4,781,000

(a) Restated to include the valuation accounts for Sprague Devices, Inc. and Frictiontech Inc. due to the pooling of interests transactions.

(b) Includes translation adjustments on allowance for doubtful account balances of non-U.S. divisions.

                                  ECHLIN INC.
                      SCHEDULE IX - SHORT-TERM BORROWINGS
               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                                      Weighted average  Maximum amount   Average amount   Weighted average
                                       Balance         interest rate     outstanding      outstanding     interest rate
        Category of                   at end of          at end of       during the       during the        during the
     short-term borrowings             period            period            period           period            period
- ------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 1994
- --------------------------

  Notes payable (a)                   $8,712,000             8.44%        $20,384,000       $8,768,000          7.28%
  Domestic notes payable (b)         $57,330,000             4.60%       $160,150,000      $95,825,000          3.68%
  Commercial paper (c)              $105,000,000             4.68%       $166,950,000     $105,417,000          3.91%

Year ended August 31, 1993
- --------------------------

  Notes payable  (a)                  $3,034,000             9.08%        $10,070,000       $5,952,000         12.01%
  Domestic notes payable (b)                   -                -         $90,000,000      $44,000,000          3.30%
  Commercial paper (c)               $24,000,000             3.26%        $75,000,000      $44,445,000          3.42%

Year ended August 31, 1992
- --------------------------

  Notes payable (a)                   $5,858,000            17.14%         $8,392,000       $6,519,000         14.91%
  Domestic notes payable (b)                   -                -        $107,000,000      $76,154,000          4.36%
  Commercial paper (c)               $60,250,000             3.78%        $60,250,000      $48,503,000          4.77%


(a) Year-end borrowing levels and interest rates represent borrowings by foreign units in international money markets. Interest rate averages may be impacted by rates charged in highly inflationary economies.


(b) Domestic notes payable mature generally within 30 days from their date of issue. Domestic notes payable have been classified as long-term because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of a noncancellable Revolving Credit Agreement (RCA).


(c) Commercial paper matures generally within 30 days from its date of issue. All commercial paper has been classified as long-term because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of a noncancellable RCA.

                                  ECHLIN INC.
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992


                  Item                    Charged to costs and expenses
- --------------------------------------------------------------------------------


                                         Year ended August 31,
                                    1994         1993         1992
                                ------------------------------------------------
      Maintenance and repairs    $33,249,000    $26,773,000    $25,382,000

      Advertising expense        $24,348,000    $19,724,000    $16,741,000


Amounts for amortization of intangible assets, pre-operating costs and similar deferrals, taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales during each of the above years.