Form 10-Q
period 1994-11-30
ECHLIN INC
filed 1995-01-11
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   For the quarterly period ended    November 30, 1994
                                  ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X    NO
                                                   ----      ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class                         Outstanding at December 31, 1994
- --------------------------                 --------------------------------
Common stock, $1 par value                           59,458,615

                                ECHLIN INC.

                                   INDEX


PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----


Item 1.  Financial Statements

           Consolidated balance sheets--November 30, 1994
           and August 31, 1994.                                       3

           Consolidated statements of income--Three months ended
           November 30, 1994 and 1993.                                4

           Consolidated statements of cash flows--Three months
           ended November 30, 1994 and 1993.                          5

           Notes to consolidated financial statements--
           November 30, 1994.                                         6

Item 2.  Management's Financial Analysis                              7


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders          8

Item 6.  Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                            9
- ----------

                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share data)

                                                   November 30,  August 31,
                                                       1994         1994
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $   54,509  $   53,816
  Accounts receivable, less-allowance for
    doubtful accounts of $6,439 and $5,691             295,412     277,682
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  153,023     143,766
    Work in process                                     75,048      67,771
    Finished goods                                     379,617     347,031
                                                    ----------  ----------
      Total inventories                                607,688     558,568
  Other current assets                                  29,377      22,777
                                                    ----------  ----------
    Total current assets                               986,986     912,843
                                                    ----------  ----------
Property, plant and equipment, at cost                 858,388     830,660
  Accumulated depreciation                            (407,321)   (386,494)
                                                    ----------  ----------
    Property, plant and equipment, net                 451,067     444,166
                                                    ----------  ----------
Marketable securities                                  112,606     115,549
                                                    ----------  ----------
Other assets                                           102,109     104,848
                                                    ----------  ----------
  Total assets                                      $1,652,768  $1,577,406
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $    4,611  $    8,712
  Current portion of long-term debt                      2,108       2,285
  Accounts payable, trade                              164,223     168,175
  Accrued taxes on income                               48,754      43,439
  Accrued liabilities                                  199,729     202,684
                                                    ----------  ----------
    Total current liabilities                          419,425     425,295
                                                    ----------  ----------
Long-term debt                                         342,317     297,307
                                                    ----------  ----------
Deferred income taxes                                   56,211      55,833
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:
    Authorized 150,000,000 shares,
    issued 59,621,449 and 59,354,461                    59,621      59,354
  Capital in excess of par value                       329,899     329,521
  Retained earnings                                    476,119     452,550
  Foreign currency translation adjustment              (27,829)    (39,459)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         834,815     798,971
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $1,652,768  $1,577,406
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1994 has been derived from the audited financial statements at that date.

                                ECHLIN INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands, except per share data)



                                                       Three Months Ended
                                                          November 30,
                                                     --------------------

                                                       1994         1993
                                                     ---------   ---------

Net sales                                             $600,615    $499,264
Cost of goods sold                                     424,556     354,164
                                                     ---------   ---------
  Gross profit on sales                                176,059     145,100
Selling and administrative expenses                    126,298     108,066
                                                     ---------   ---------
  Income from operations                                49,761      37,034
                                                     ---------   ---------
Interest expense                                        (6,545)     (4,535)
Interest income                                          3,543       2,920
                                                     ---------   ---------
  Interest expense, net                                 (3,002)     (1,615)
                                                     ---------   ---------
  Income before taxes                                   46,759      35,419
Provision for taxes                                     14,963      11,334
                                                     ---------   ---------
Income before cumulative effect
  of accounting change                                  31,796      24,085
Cumulative effect of accounting change                       -       2,583
                                                     ---------   ---------
  Net income                                           $31,796    $ 26,668
                                                     =========   =========
Average shares outstanding
                                                        59,321      58,881
                                                     =========   =========
Per share data:
  Income before accounting change                        $0.54       $0.41
  Cumulative effect of accounting change                     -        0.04
                                                     ---------   ---------
  Net income                                             $0.54       $0.45
                                                     =========   =========

Cash dividends per share                                 $0.19      $0.175
                                                     =========   =========


See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)


                                                        Three Months Ended
                                                            November 30,
                                                      ---------------------
                                                         1994       1993
                                                      ---------   ---------

    Cash flows from operating activities:
      Net income                                       $31,796     $26,668
      Adjustment to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   18,732      16,180
        Cumulative effect of change in accounting            -      (2,583)
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (11,803)     (2,659)
        Inventories                                    (40,780)    (24,595)
        Other current assets                            (5,499)     (3,064)
        Accounts payable                                (7,353)     (4,172)
        Taxes on income                                  6,737      (7,387)
        Accrued liabilities                             (7,317)      8,698
        Other                                              338       5,910
                                                      --------    --------
          Cash (used for) provided by operating        (15,149)     12,996
            activities                                --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings             80,949     125,654
        Long-term and short-term repayments            (41,698)    (43,597)
        Proceeds from common stock issuances               635       1,781
        Dividends paid                                 (11,266)    (10,300)
                                                      --------    --------
          Cash provided by financing activities         28,620      73,538
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (17,892)    (14,365)
        Purchases of marketable securities               2,943      (1,702)
        Net assets of businesses acquired                 (393)    (54,847)
                                                      --------    --------
          Cash used for investing activities           (15,342)    (70,914)
                                                      --------    --------
      Impact of changes in foreign currency
        translation on cash                              2,564        (323)
                                                      --------    --------
        Increase in cash and cash equivalents              693      15,297
      Cash and cash equivalents at beginning of period  53,816      28,572
                                                      --------    --------
        Cash and cash equivalents at end of period     $54,509     $43,869
                                                      ========    ========

      See notes to consolidated financial statements.

                                ECHLIN INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. General:
- ----------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended November 30, 1994 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1994.

NOTE 2. Business Combinations:
- ------------------------------

During October, 1994 the company acquired the outstanding common stock of the Theodore Bargman Company, an Indiana based manufacturer of lighting products, electrical connectors and hardware for recreational vehicles and mobile homes, by issuing 217,428 shares of Echlin Inc. common stock. The transaction has been accounted for as a pooling of interests and as a result the financial statements for the three months ended November 30, 1994 include Bargman's results of operations. Since the acquisition did not have a material impact on the company, prior years' results have not been restated.

NOTE 3. Subsequent Event:
- -------------------------

During December, 1994 the company purchased the common stock of Preferred Technical Group International, Inc. (PTG), based in Rochester Hills, Michigan, for approximately $190 million. PTG manufactures coupled hose assemblies for motor vehicle brake, power steering, air conditioning and heating systems, and extruded plastic for automobile, truck and industrial applications. The acquisition was accounted for by the purchase method.

                                ECHLIN INC.
                   MANAGEMENT'S FINANCIAL ANALYSIS



Results of Operations:

Net sales for the first three months of fiscal 1995 increased $101,351,000 or 20.3 percent as compared to the same period a year ago. This growth is largely attributable to higher unit volume and the impact of recent acquisitions. Domestic comparable operations net sales increased 7.5 percent while foreign comparable operations increased 20.1 percent. These favorable results primarily relate to unit volume growth as the demand for replacement parts continues to be strong in most markets. Our automotive brake and international businesses provided the strongest improvements this quarter. The results were also positively impacted by the weakening of the U.S. dollar in relation to the British pound and German mark.

The percentage of gross profit to sales for the quarter increased to
29.3 percent from 29.1 percent due primarily to higher domestic production levels.

Selling and administrative expenses increased $18,232,000 or 16.9 percent over the prior year. Expenses as a percentage of sales declined favorably to 21.0 percent from 21.6 percent a year ago. The dollar increase is attributable to the higher sales volume and expense levels generated by acquisitions.

Net interest expense increased $1,387,000 over the previous year primarily due to higher average interest rates and debt levels.

Net income for the quarter ended November 30, 1993 included income of $2,583,000, which represented the cumulative effect of adopting the provisions of FAS 109, "Accounting for Income Taxes."


Liquidity and Sources of Capital:

During the first three months of fiscal 1995, operations used $15,149,000 of cash vs. the prior year when operations provided $12,996,000 of cash. This year, the increase in net income was offset by larger cash outflows reflecting changes in working capital items, primarily accounts receivable and inventory. Accounts receivable were higher due to the growth in sales. Inventory levels are being increased in anticipation of higher demand for our products during the second half of the fiscal year.

The debt level at November 30, 1994 increased $40,732,000 from year-end primarily due to working capital requirements and funding of current-year capital expenditures. Total debt as a percentage of total capital was 29 percent at November 30, 1994 as compared to 28 percent at August 31, 1994.

                             ECHLIN INC.
                     PART II:  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

The Annual Meeting of Shareowners was held on December 15, 1994, for the purpose of electing twelve Directors of the company, approving the Echlin Inc. Performance Unit Plan, and approving the designation of Price Waterhouse LLP as independent accountants for fiscal 1995. All of the company's nominees for directors as listed in the proxy statement were elected. The vote for each nominee was as follows:


                             Shares            Shares
                           voting "For"      "Withheld"
                           -----------        --------
  D. Allan Bromley         51,675,653         501,506
  John F. Creamer, Jr.     51,618,151         559,008
  Milton P. DeVane         51,601,831         575,328
  John E. Echlin, Jr.      51,704,993         472,166
  C. Scott Greer           51,628,480         548,679
  John F. Gustafson        51,695,305         481,854
  Donald C. Jensen         51,701,088         476,071
  Trevor O. Jones          51,623,031         554,128
  Frederick J. Mancheski   51,622,349         554,810
  Phillip S. Myers         51,614,919         562,240
  Frank R. O'Keefe         51,682,007         495,152
  Jerome G. Rivard         51,624,718         552,441


The proposal for the approval of the Echlin Inc. Performance Unit
Plan was adopted. The proposal received 48,417,880 "For" votes, 2,483,842 "Against" votes and 1,077,171 abstentions.

The proposal for the approval of Price Waterhouse LLP was adopted. The proposal received 52,077,721 "For" votes, 36,494 "Against" votes and 62,944 abstentions.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended November 30, 1994 the company did not file any reports on Form 8-K. On January 3, 1995 the company did file a Form 8-K concerning the acquisition of Preferred Technical Group
International, Inc.

                             SIGNATURES
                            ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Echlin Inc.





Date:   January 11, 1995                  /s/ Richard A. Wisot
        ----------------                  --------------------------
                                          Richard A. Wisot
                                          Vice President and
                                          Controller




Date:  January 11, 1995                   /s/ Jon P. Leckerling
       ----------------                   --------------------------
                                          Jon P. Leckerling
                                          Vice President, General
                                          Counsel and Corporate
                                          Secretary