Form 10-Q
period 1995-02-28
ECHLIN INC
filed 1995-04-12
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    February 28, 1995
                                 ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at March 31, 1995
- --------------------------                 -----------------------------
Common stock, $1 par value                               59,527,405

                                ECHLIN INC.

                                   INDEX


PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----

Item 1.  Financial Statements

          Consolidated balance sheets at February 28, 1995
          and August 31, 1994.                                        3

          Consolidated statements of income for the three
          months ended February 28, 1995 and February 28, 1994;
          for the six months ended February 28, 1995 and
          February 28, 1994.                                          4

          Consolidated statements of cash flows for the
          six months ended February 28, 1995 and 1994.                5

          Notes to consolidated financial statements at
          February 28, 1995.                                          6-7

Item 2.  Management's Financial Analysis                              8-10


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                            12

                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)

                                                   February 28,  August 31,
                                                       1995         1994
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    7,832  $   53,816
  Accounts receivable, less-allowance for
    doubtful accounts of $7,575 and $5,691             347,740     277,682
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  171,770     143,766
    Work in process                                     78,284      67,771
    Finished goods                                     405,813     347,031
                                                    ----------  ----------
      Total inventories                                655,867     558,568
  Other current assets                                  35,705      22,777
                                                    ----------  ----------
    Total current assets                             1,047,144     912,843
                                                    ----------  ----------
Property, plant and equipment, at cost                 914,230     830,660
Accumulated depreciation                              (419,427)   (386,494)
                                                    ----------  ----------
    Property, plant and equipment, net                 494,803     444,166
                                                    ----------  ----------
Marketable securities                                  110,404     115,549
                                                    ----------  ----------
Intangible assets, net                                 166,723      59,496
                                                    ----------  ----------
Other assets                                            47,123      45,352
                                                    ----------  ----------
  Total assets                                      $1,866,197  $1,577,406
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $    1,721  $    8,712
  Current portion of long-term debt                      1,960       2,285
  Accounts payable, trade                              187,888     168,175
  Accrued taxes on income                               38,627      43,439
  Accrued liabilities                                  194,512     202,684
                                                    ----------  ----------
    Total current liabilities                          424,708     425,295
                                                    ----------  ----------
Long-term debt                                         551,373     297,307
                                                    ----------  ----------
Deferred income taxes                                   61,900      55,833
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 59,781,364 and 59,354,461                    59,781      59,354
  Capital in excess of par value                       332,136     329,521
  Retained earnings                                    493,810     452,550
  Foreign currency translation adjustment              (54,516)    (39,459)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         828,216     798,971
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $1,866,197  $1,577,406
                                                    ==========  ==========


See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1994 has been derived from the audited financial statements at that date.

                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                Three Months Ended          Six Months Ended
                                   February 28,               February 28,
                              ----------------------      ---------------------
                                  1995        1994           1995       1994
                                  ----        ----           ----       ----
  Net sales                    $648,132    $497,153     $1,248,747    $996,417

  Cost of goods sold            462,031     354,511        886,587     708,675
                               --------    --------     ----------    --------
    Gross profit on sales       186,101     142,642        362,160     287,742

  Selling and administrative
    expenses                    135,412     107,823        261,710     215,889
                               --------    --------     ----------    --------
    Income from operations       50,689      34,819        100,450      71,853
                               --------    --------     ----------    --------

  Interest expense               10,134       5,306         16,679       9,841
  Interest income                 3,409       2,481          6,952       5,401
                               --------    --------     ----------    --------
    Interest expense, net         6,725       2,825          9,727       4,440
                               --------    --------     ----------    --------
    Income before taxes          43,964      31,994         90,723      67,413

  Provision for taxes            14,975      10,238         29,938      21,572
                               --------    --------     ----------    --------
  Income before cumulative
    effect of accounting
    change                       28,989      21,756         60,785      45,841

  Cumulative effect of
    accounting change                 -           -              -       2,583
                               --------    --------     ----------    --------

    Net income                 $ 28,989    $ 21,756     $   60,785    $ 48,424
                               ========    ========     ==========    ========

  Average shares outstanding     59,451      58,999         59,391      58,938
                               ========    ========     ==========    ========
  Per share data:
    Income before accounting
      change                      $0.48       $0.37          $1.02       $0.78

    Cumulative effect of
      accounting change               -           -              -        0.04
                               --------    --------     ----------    --------
    Net income                    $0.48       $0.37          $1.02       $0.82
                               ========    ========     ==========    ========

    Cash dividends                $0.19      $0.175          $0.38       $0.35
                               ========    ========     ==========    ========

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)

                                                         Six Months Ended
                                                            February 28,
                                                      ---------------------
                                                        1995        1994
                                                        ----        ----

    Cash flows from operating activities:
      Net income                                       $60,785     $48,424
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   38,499      33,227
        Cumulative effect of accounting change               -      (2,583)
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (18,025)    (15,245)
        Inventories                                    (78,094)    (47,410)
        Other current assets                           (11,411)     (3,728)
        Accounts payable                               (11,626)       (965)
        Taxes on income                                   (568)    (12,086)
        Accrued liabilities                            (16,264)      5,762
        Other                                           (3,629)      3,362
                                                      --------    --------
          Cash provided by operating activities        (40,333)      8,758
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            348,803     216,187
        Long-term and short-term repayments           (104,904)    (62,431)
        Proceeds from common stock issuances             3,032       3,155
        Dividends paid                                 (22,564)    (20,623)
                                                      --------    --------
          Cash provided by financing activities        224,367     136,288
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (46,902)    (31,199)
        Purchases of marketable securities               5,145     (20,226)
        Net assets of businesses acquired             (189,163)    (90,467)
                                                      --------    --------
          Cash used for investing activities          (230,920)   (141,892)
                                                      --------    --------
      Impact of changes in foreign currency
        translation on cash                                902          (6)
                                                      --------    --------
        (Decrease) Increase in cash and cash
          equivalents                                  (45,984)      3,148
      Cash and cash equivalents at beginning
        of period                                       53,816      28,572
                                                      --------    --------
      Cash and cash equivalents at end of period       $ 7,832     $31,720
                                                      ========    ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
- -------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six month period ended February 28, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1994.


NOTE 2.
- -------
In December 1994, the company purchased the common stock of Preferred Technical Group International, Inc. (PTG), based in Rochester Hills, Michigan, for approximately $190 million. PTG manufactures coupled hose assemblies for motor vehicle brake, power steering, air conditioning and heating systems, and extruded plastic for automobile, truck and industrial applications. The acquisition was accounted for by the purchase method. The proforma results for the six months ended February 28, 1995 and 1994, as if the acquisition had occurred on September 1, 1993 are as follows:

                                          Six Months Ended
                                            February 28,
                                     --------------------------
(In thousands,  except                   1995            1994
 per share data)                         ----            ----
Net sales                             $1,326,681     $1,108,584
                                      ==========     ==========
Income before cumulative effect
  of accounting change                   $64,406        $47,222
                                      ==========     ==========
Net income                               $64,406        $49,805
                                      ==========     ==========

Per share data:
  Income before cumulative effect
    of accounting change                   $1.08          $0.81
                                      ==========     ==========
  Net income                               $1.08          $0.85
                                      ==========     ==========

The proforma results are not necessarily indicative of what actual earnings of the combined companies would have been if combined for the periods or what they will be in the future.

                              ECHLIN INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)



Note 2. (cont.'d)
- -----------------
In October 1994, the company acquired the outstanding common stock of the Theodore Bargman Company, an Indiana based manufacturer of lighting products, electrical connectors and hardware for recreational vehicles and mobile homes, by issuing 217,428 shares of Echlin Inc. common stock. The transaction has been accounted for as a pooling of interests and as a result the financial statements for the six months ended February 28, 1995 include Bargman's results of operations. Since the acquisition did not have a material impact on the company, prior years' results have not been restated.


Note 3.
- -------
In February 1995, the company renegotiated its revolving credit agreement (RCA). Under the terms of the new agreement with twelve banking institutions, the company has the availability through March 1, 2000 of maximum borrowings of $530,000,000. The prior agreement provided for maximum borrowings of $375,000,000 and was due to expire on September 1, 1999. At February 28, 1995, there were no borrowings under the RCA.

In March 1995, the company entered into a new credit agreement with a United Kingdom bank enabling it to borrow up to $20,000,000 through March 1, 1998. The prior agreement with the same United Kingdom bank provided for borrowings up to $15,000,000 and was due to expire on March 31, 1995. At February 28, 1995, there were no borrowings under the United Kingdom credit agreement.

Commercial paper, domestic notes payable and a note with a German Bank at February 28, 1995, have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the RCA. The weighted average interest rates on commercial paper and domestic notes payable at February 28, 1995, were 6.08 and 6.35 percent, respectively, while the German note payable accrued interest at 5.31 percent.

                           ECHLIN INC.
                 MANAGEMENT'S FINANCIAL ANALYSIS

Results of Operations:
- ----------------------

For the three and six months ended February 28, 1995, net sales increased 30 percent and 25 percent, respectively, over the corresponding periods of a year ago. The performance of both the domestic and foreign operations is strong due to the growth in market demand for automotive products. Recent acquisitions have also favorably impacted this growth.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 16 and 13 percent for the three and six month periods, respectively, due to unit volume gains, price increases, the introduction of new products, and the impact of translation. For the quarter and six months, unit volume rose 10 and 7 percent, respectively, while sales for both periods increased by 1 percent due to changes in translation rates. Higher reported sales were the result of a weakening of the U.S. dollar in relation to the German mark, British pound and Australian dollar partially offset by the Mexican peso devaluation which lowered sales by $3,900,000 and $4,900,000 for the quarter and six month periods. Domestic comparable operations were up 14 percent for the quarter and 11 percent for the six months. While sales of all product lines show improvement over last year, our automotive brake group continues to be the strongest performer. During the second quarter and six month period, foreign comparable operations rose 19 and 20 percent, respectively, as our United Kingdom and German operations showed the largest improvements.

The gross profit to sales percentage for the second quarter remained flat at 28.7 percent, while for the six months the percentage increased to 29.0 percent from 28.9 percent a year ago. Both periods were impacted by the acquisition of PTG, whose sales are primarily to original equipment manufacturers at gross profit percentages below Echlin's historical levels. Excluding PTG, the gross profit percentage exceeded the prior year by 1 percent for the quarter and .6 percent for the six months due to increased production levels and ongoing cost containment efforts.

Although selling and administrative expenses increased for the three and six month periods, these expenses declined as a percentage of sales. For the second quarter they declined to 20.9 percent from 21.7 percent a year ago, while for the six month period expenses as a percentage of sales declined to 21.0 percent vs 21.7 percent last year. The dollar increase for both periods was primarily due to the higher sales volume and expense levels generated by acquisitions during the past year, as well as higher

                           ECHLIN INC.
            MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)

research and development spending in the second quarter by our German automotive operation. The acquisition of PTG had the impact of lowering the selling and administrative expense percentage of sales by 1.1 percent for the quarter and .5 percent for the six months. PTG's operating expenses are lower than Echlin's historical levels due to the customer class they service.

Net interest expense for the three month period increased
$3,900,000, while for the six month period it increased $5,287,000 as compared to the prior year, primarily due to higher average interest rates and debt levels.

While sales for the quarter and six months were reduced due to the Mexican devaluation, net income for both periods was not materially impacted as a result of actions taken by the company to increase exports, raise selling prices and control costs.

Net income for the six months ended February 28, 1994 included income of $2,583,000, which represented the cumulative effect of adopting the provisions of FAS 109, "Accounting for Income Taxes."


Liquidity and Sources of Capital:
- ---------------------------------

During the first six months of fiscal 1995, operations used $40,333,000 vs a year ago when operations provided $8,758,000. The increase in funds caused by the net income improvement was offset by larger cash outflows for working capital items. Accounts receivable were higher due to increased sales levels while inventories have been increased in order to maintain customer line fill levels during higher sales periods forecasted for the remainder of the fiscal year. Higher outflows were also generated due to the timing of liability payments.

Net debt levels increased $243,899,000 from year end primarily due to working capital requirements, current year capital expenditures, and funds required to acquire PTG. Total debt to total capital was 40 percent, up from 30 percent a year ago and 28 percent at August 31, 1994. During the current fiscal quarter, the Mexican peso devaluation reduced shareholder's equity by approximately $16.7 million reflecting a reduction in the U.S. dollar value of the net assets invested in Mexico.

The company recently renegotiated the terms of its revolving credit agreement (RCA) and its credit line with a United Kingdom bank.

                           ECHLIN INC.
            MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)

Under the new RCA, the company has availability through March 1, 2000 of maximum borrowings of $530,000,000. This replaces an agreement which provided for borrowings up to $375,000,000 through September 1, 1999. In March, the company entered into a new agreement with a United Kingdom bank which provides for the availability of $20,000,000 through March 1, 1998. The prior agreement, which was scheduled to expire on March 31, 1995, provided for $15,000,000 of available funds.

Net capital expenditures, which were $15,703,000 above last year, primarily represent outlays for the purchase of manufacturing facilities in Indiana and the United Kingdom, tooling for new products and machinery intended to increase and improve our manufacturing capacity.

Echlin's Board of Directors increased the regular quarterly dividend to 20.5 cents per share, payable April 18, 1995 to shareholders of record on April 11, 1995. This increase represents an 8 percent increase over the previous rate of 19 cents per share.

                           ECHLIN INC.
                   PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended February 28, 1995, the company did file a Report on Form 8-K concerning the acquisition of Preferred
Technical Group International, Inc.

                           SIGNATURES
                          ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Echlin Inc.





Date:   April 11, 1995                Richard A. Wisot
        --------------                --------------------------
                                      Richard A. Wisot
                                      Vice President and
                                      Controller




Date:   April 11, 1995                Jon P. Leckerling
        --------------                --------------------------
                                      Jon P. Leckerling
                                      Vice President, General
                                      Counsel and Corporate
                                      Secretary