Form 10-Q/A
period 1994-11-30
ECHLIN INC
filed 1995-05-02
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q/A
(Mark one)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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





Date:     May 2, 1995                        /s/ Richard A. Wisot
       ----------------                      --------------------------
                                             Richard A. Wisot
                                             Vice President and Controller




Date:     May 2, 1995                        /s/ Jon P. Leckerling
       ----------------                      --------------------------
                                             Jon P. Leckerling
                                             Vice President, General
                                             Counsel and Corporate
                                             Secretary