Form 10-Q
period 1995-05-31
ECHLIN INC
filed 1995-07-12
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended        May 31, 1995
                                 ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at June 30, 1995
- --------------------------                 ----------------------------
Common stock, $1 par value                               59,582,175

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----
Item 1.  Financial Statements

          Consolidated balance sheets at May 31, 1995
          and August 31, 1994.                                        3

          Consolidated statements of income for the three
          months ended May 31, 1995 and May 31, 1994;
          for the nine months ended May 31, 1995 and
          May 31, 1994.                                               4

          Consolidated statements of cash flows for the
          nine months ended May 31, 1995 and 1994.                    5

          Notes to consolidated financial statements at
          May 31, 1995.                                               6-7

Item 2.  Management's Financial Analysis                              8-10


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                            12


                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)

                                                      May 31,    August 31,
                                                       1995         1994
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $   14,356  $   53,816
  Accounts receivable, less-allowance for
    doubtful accounts of $7,934 and $5,691             372,484     277,682
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  166,675     143,766
    Work in process                                     85,431      67,771
    Finished goods                                     431,338     347,031
                                                    ----------  ----------
      Total inventories                                683,444     558,568
  Other current assets                                  38,912      22,777
                                                    ----------  ----------
    Total current assets                             1,109,196     912,843
                                                    ----------  ----------
Property, plant and equipment, at cost                 944,407     830,660
Accumulated depreciation                              (437,252)   (386,494)
                                                    ----------  ----------
    Property, plant and equipment, net                 507,155     444,166
                                                    ----------  ----------
Marketable securities                                  105,060     115,549
                                                    ----------  ----------
Intangible assets, net                                 176,464      59,496
                                                    ----------  ----------
Other assets                                            48,586      45,352
                                                    ----------  ----------
  Total assets                                      $1,946,461  $1,577,406
                                                    ==========  ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $   14,071  $    8,712
  Current portion of long-term debt                      1,889       2,285
  Accounts payable, trade                              214,291     168,175
  Accrued taxes on income                               60,852      43,439
  Accrued liabilities                                  199,391     202,684
                                                    ----------  ----------
    Total current liabilities                          490,494     425,295
                                                    ----------  ----------
Long-term debt                                         520,469     297,307
                                                    ----------  ----------
Deferred income taxes                                   62,256      55,833
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 59,835,269 and 59,354,461                    59,835      59,354
  Capital in excess of par value                       333,133     329,521
  Retained earnings                                    529,371     452,550
  Foreign currency translation adjustment              (46,102)    (39,459)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         873,242     798,971
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $1,946,461  $1,577,406
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1994 has been derived from the audited financial statements at that date.

                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                Three Months Ended          Nine Months Ended
                                      May 31,                    May 31,
                              ----------------------      ---------------------
                                  1995        1994           1995       1994
                                  ----        ----           ----       ----
  Net sales                    $745,064    $610,034     $1,993,811  $1,606,451

  Cost of goods sold            532,357     426,274      1,418,944   1,134,949
                               --------    --------     ----------   ---------
    Gross profit on sales       212,707     183,760        574,867     471,502

  Selling and administrative
    expenses                    134,470     123,024        396,180     338,913
                               --------    --------     ----------    --------
    Income from operations       78,237      60,736        178,687     132,589
                               --------    --------     ----------    --------

  Interest expense               11,586       6,512         28,265      16,353
  Interest income                 4,645       3,141         11,597       8,542
                               --------    --------     ----------    --------
    Interest expense, net         6,941       3,371         16,668       7,811
                               --------    --------     ----------    --------
    Income before taxes          71,296      57,365        162,019     124,778

  Provision for taxes            23,528      18,357         53,466      39,929
                               --------    --------     ----------    --------
  Income before cumulative
    effect of accounting
    change                       47,768      39,008        108,553      84,849

  Cumulative effect of
    accounting change                 -           -              -       2,583
                               --------    --------     ----------    --------

    Net income                 $ 47,768    $ 39,008     $  108,553    $ 87,432
                               ========    ========     ==========    ========

  Average shares outstanding     59,539      59,048         59,438      58,972
                               ========    ========     ==========    ========
  Per share data:
    Income before accounting
      change                      $0.81       $0.66          $1.83       $1.44

    Cumulative effect of
      accounting change               -           -              -        0.04
                               --------    --------     ----------    --------
    Net income                    $0.81       $0.66          $1.83       $1.48
                               ========    ========     ==========    ========

    Cash dividends               $0.205       $0.19         $0.585       $0.54
                               ========    ========     ==========    ========

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)

                                                        Nine Months Ended
                                                             May 31,
                                                      ---------------------
                                                        1995        1994
                                                        ----        ----

    Cash flows from operating activities:
      Net income                                      $108,553     $87,432
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   58,849      50,325
        Cumulative effect of accounting change               -      (2,583)
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (39,032)    (82,378)
        Inventories                                    (98,123)    (28,968)
        Other current assets                           (14,236)     (3,059)
        Accounts payable                                13,169       2,460
        Taxes on income                                 20,765      (6,646)
        Accrued liabilities                            (17,956)     13,097
        Other                                           (7,259)       (816)
                                                      --------    --------
          Cash provided by operating activities         24,730      28,864
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            552,995     293,891
        Long-term and short-term repayments           (328,850)   (141,616)
        Proceeds from common stock issuances             4,083       3,423
        Dividends paid                                 (34,771)    (31,844)
                                                      --------    --------
          Cash provided by financing activities        193,457     123,854
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (72,773)    (48,394)
        Purchases of marketable securities              10,488     (23,623)
        Net assets of businesses acquired             (199,352)    (83,257)
                                                      --------    --------
          Cash used for investing activities          (261,637)   (155,274)
                                                      --------    --------
      Impact of changes in foreign currency
        translation on cash                              3,990          33
                                                      --------    --------
        Decrease in cash and cash equivalents          (39,460)     (2,523)
      Cash and cash equivalents at beginning
        of period                                       53,816      28,572
                                                      --------    --------
      Cash and cash equivalents at end of period       $14,356     $26,049
                                                      ========    ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
- -------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1994.


NOTE 2.
- -------
In December 1994, the company purchased the common stock of Preferred Technical Group International, Inc. (PTG), based in Rochester Hills, Michigan, for approximately $198.3 million. PTG manufactures coupled hose assemblies for motor vehicle brake, power steering, air conditioning and heating systems, and extruded plastic for automobile, truck and industrial applications. The acquisition was accounted for by the purchase method. The proforma results for the nine months ended May 31, 1995 and 1994, as if the acquisition had occurred on September 1, 1993 are as follows:

                                          Nine Months Ended
                                               May 31,
                                     --------------------------
(In thousands, except per share data)    1995            1994
                                         ----            ----
Net sales                             $2,071,745     $1,781,947
                                      ==========     ==========
Income before cumulative effect
  of accounting change                  $112,174        $88,006
                                      ==========     ==========
Net income                              $112,174        $90,589
                                      ==========     ==========
Per share data:
  Income before cumulative effect
    of accounting change                   $1.89          $1.49
                                      ==========     ==========
  Net income                               $1.89          $1.53
                                      ==========     ==========

The proforma results are not necessarily indicative of what actual earnings of the combined companies would have been if combined for the periods or what they will be in the future.

                              ECHLIN INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)



Note 2. (cont.'d)
- ----------------
In October 1994, the company acquired the outstanding common stock of the Theodore Bargman Company, an Indiana based manufacturer of lighting products, electrical connectors and hardware for recreational vehicles and mobile homes, by issuing 217,428 shares of Echlin Inc. common stock. The transaction has been accounted for as a pooling of interests and as a result the financial statements for the nine months ended May 31, 1995 include Bargman's results of operations. Since the acquisition did not have a material impact on the company, prior years' results have not been restated.


Note 3.
- -------
In February 1995, the company renegotiated its revolving credit agreement (RCA). Under the terms of the new agreement with twelve banking institutions, the company has the availability through March 1, 2000 of maximum borrowings of $530,000,000. The prior agreement provided for maximum borrowings of $375,000,000 and was due to expire on September 1, 1999. At May 31, 1995, there were no borrowings under the RCA.

In March 1995, the company entered into a new credit agreement with a United Kingdom bank enabling it to borrow up to $20,000,000 through March 1, 1998. The prior agreement with the same United Kingdom bank provided for borrowings up to $15,000,000 and was due to expire on March 31, 1995. At May 31, 1995 there was $19,880,000 in borrowings outstanding under the United Kingdom Agreement with an interest rate of
4.80 percent.

During April 1995, the company renewed its' agreement with a financial institution to sell, without recourse, undivided fractional interests in designated pools of trade receivables. This new agreement expires in March 1998. Accounts receivable at May 31, 1995 and August 31, 1994 are net of $125,000,000 representing receivables sold.

Commercial paper, domestic notes payable and a note with a German Bank at May 31, 1995, have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the RCA. The weighted average interest rates on commercial paper and domestic notes payable at May 31, 1995, were 6.05 and 6.20 percent, respectively, while the German note payable accrued interest at 4.81 percent.

                           ECHLIN INC.
                 MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
- ----------------------

For the three and nine months ended May 31, 1995, net sales increased 22 percent and 24 percent, respectively, over the corresponding periods of a year ago. Companies acquired during the past year, primarily Preferred Technical Group ("PTG"), accounted for 15 percent and 13 percent, respectively, of the overall improvement.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 7 and 11 percent for the three and nine month periods, respectively, primarily due to price increases, the introduction of new products, and the impact of translation. For the quarter unit volume remained flat while for the nine months unit volume rose 5 percent.

Domestic comparable operations were up 4 percent for the quarter and 8 percent for the nine months. All U.S. product lines grew slower than expected in the third quarter, a result primarily of new customer timing differences, and unexpected warm winter weather which impacted seasonal sales. For the nine months sales of all product lines show improvement over last year, with our automotive brake and heavy duty group being the strongest performers.

Foreign comparable operations increased 13 percent and 17 percent over the same three and nine month period of a year ago, respectively. Our non-U.S. businesses have shown improved sales growth due to the strengthening of the economies abroad which are recovering from downturns experienced in recent years. Translation added $8,600,000 to sales for the quarter as the weakening of the U.S. dollar in relation to the German mark and British pound offset a $6,200,000 reduction caused by the devaluation of the Mexican peso. Year to date sales increased by $18,500,000 as the weakening of the dollar versus the German mark, British pound and Australian dollar offset the $11,100,000 impact of the Mexican peso devaluation.

The quarter's gross profit to sales percentage decreased to 28.5 percent, as compared to the prior year's 30.1 percent. The nine month's gross profit to sales percentage decreased to 28.8 percent from 29.4 percent for the same period last year. The margins in both periods were impacted by the acquisition of PTG, whose sales are primarily to original equipment manufacturers at gross profit percentages below Echlin's historical levels. Excluding PTG, the gross profit percentage was 29.8 percent and 29.6 percent for the quarter and nine months, respectively. The slight margin decline in the quarter reflected lower unit volume experienced by our domestic units while the nine month improvement reflected cost containment efforts and increased production levels.

                           ECHLIN INC.
            MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


Although selling and administrative expenses increased for the three and nine month periods, these expenses declined as a percentage of sales. For the third quarter they declined to 18.0 percent from 20.2 percent a year ago, while for the nine month period expenses as a percentage of sales declined to 19.9 percent vs. 21.1 percent last year. The dollar increase for both periods was primarily due to the higher sales volume and expense levels generated by acquisitions during the past year, as well as higher research and development spending by our German automotive operation. The acquisition of PTG had the impact of lowering the selling and administrative expense percentage of sales by 1.4 percent for the quarter and 0.9 percent for the nine months. PTG's operating expenses are lower than Echlin's historical levels due to the customer class they service.

Net interest expense for the three month period increased
$3,570,000, while for the nine month period it increased $8,857,000 as compared to the prior year, primarily due to higher domestic average interest rates and debt levels.

While sales for the quarter and nine months were reduced due to the Mexican devaluation, net income for both periods was not adversely impacted as a result of actions taken by the company to increase exports, raise selling prices and control costs.

Net income for the nine months ended May 31, 1994 included income of $2,583,000, which represented the cumulative effect of adopting the provisions of FAS 109, "Accounting for Income Taxes."


Liquidity and Sources of Capital:
- ---------------------------------

During the first nine months of fiscal 1995 and 1994, operations provided cash flow of $24,730,000 and $28,864,000, respectively.
As compared to the prior year, higher net income was partially offset by larger cash outflows for working capital items. Inventories have been increased in order to maintain customer line fill levels during higher sales periods forecasted for the remainder of the fiscal year and by the stocking of new parts which are being introduced. The company's ongoing accounts receivable efforts and the timing of liability payments partially offset the increase in inventory.

Net debt levels increased $224,145,000 from year end primarily due to current year capital expenditures, and funds required to acquire PTG. Total debt to total capital was 38 percent at May 31, 1995, up from 30 percent a year ago and 28 percent at August 31, 1994.

                           ECHLIN INC.
            MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


During the first nine months, foreign currency translation changes have reduced equity by $6,643,000. While the Mexican peso devaluation has reduced shareholders' equity by $18,800,000 reflecting a reduction in the U.S. dollar value of the net assets invested in Mexico, this has been partially offset by a strengthening of other currencies, principally the British pound and German mark.

The company recently renegotiated the terms of its revolving credit agreement (RCA) and its credit line with a United Kingdom bank. Under the new RCA, the company has availability through March 1, 2000 of maximum borrowings of $530,000,000. This replaces an agreement which provided for borrowings up to $375,000,000 through September 1, 1999. In March, the company entered into a new agreement with a United Kingdom bank which provides for the availability of $20,000,000 through March 1, 1998. The prior agreement, which was scheduled to expire on March 31, 1995, provided for $15,000,000 of available funds. During April 1995, the company renewed its' agreement with a financial institution to sell, without recourse, undivided fractional interests in designated pools of trade receivables. This new agreement expires in March 1998. Accounts receivable at May 31, 1995 and August 31, 1994 are net of $125,000,000 representing receivables sold.

Net capital expenditures, which were $24,379,000 above last year, primarily represented outlays for the purchase of manufacturing facilities in Indiana and the United Kingdom; tooling for new products; and the acquisition of machinery intended to increase capacity and improve manufacturing.

                           ECHLIN INC.
                   PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended May 31, 1995, the company did not file a Report on Form 8-K.

                           SIGNATURES
                          ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Echlin Inc.





Date:   July 12, 1995                 Richard A. Wisot
        -------------                 --------------------------
                                      Richard A. Wisot
                                      Vice President and
                                      Controller, Chief
                                      Accounting Officer






Date:   July 12, 1995                 Edward D. Toole
        -------------                 --------------------------
                                      Edward D. Toole
                                      Associate General Counsel
                                      and Assistant Secretary