Form 10-K
period 1995-08-31
ECHLIN INC
filed 1995-11-20
CIK 31348

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

Mark One
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For fiscal year ended August 31, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES   X   NO
                            ---     ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 3, 1995 was $2,125,553,921. On November 3, 1995, there were 59,657,560 shares of common stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

l. Portions of Echlin's 1995 Annual Report to Shareholders are incorporated into Parts I and II.

2.  Portions of Echlin's 1995 Annual Proxy Statement are incorporated into
    Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

   Echlin Inc. was incorporated in the state of Connecticut in 1959 and is engaged in only one business segment as a worldwide supplier of products to maintain or improve the efficiency and safety of motor vehicles. During the past fiscal year, Echlin Inc. and its subsidiaries ("Echlin" or the "company") continued to conduct its business in a manner consistent with prior years.

   The company's principal products can be classified into the following categories: brake system, engine system, other vehicle parts and non-vehicular products. Brake system parts include hydraulic brake master cylinders, push rods for master cylinders, brake shoes, drums, brake cables, hardware and wheel cylinders for drum brake systems, disc pads, rotors and calipers for disc brake systems, repair kits for hydraulic brakes, hoses and controllers for electrical brakes. In addition, wheel oil seals, compressors, air dryers, valves, power boosters, pressure converters, air brake actuating products, antilock brake systems, spring brakes, brake block, remanufactured brake shoes, pneumatic and electrical connectors and slack adjustors are manufactured for the heavy duty brake market. Engine system parts include condensers, contacts, complete distributors, distributor caps, ignition coils, rotors, control modules, sensors, electronic voltage regulators, wire and cable products, carburetor and emission control parts, fuel pumps, starter drives, solenoids, electronic fuel injection systems, oxygen sensors, EGR valves, LPG carburetion parts and PCV valves. Other vehicle parts include new and remanufactured clutches, bell housings, automatic transmission parts, timing gears and chains, U-joints, engine mounts, airhorns, mirrors, water pumps, power steering pumps, oil pumps and steering and suspension system components, heavy duty windshield wiper systems and shifters, traction bars, filters, gaskets, shock absorbers, heating and air-conditioning and power steering, coupled hose assemblies, lights and accessories for the high performance market. Non-vehicular products include small engine parts, security access control products, and extruded plastic.


Sales by product class for the last three fiscal years ended August 31 were as follows:


                            (In millions of dollars)

Product Class               1995      1994      1993
-------------               ----      ----      ----

Brake System Parts        $1,183.0  $1,053.4  $  872.6
Engine System Parts          680.8     617.3     588.8
Other Vehicle Parts          761.5     508.6     423.0
Non-Vehicular Products        92.6      50.2      60.1
                          --------  --------  --------
           Total          $2,717.9  $2,229.5  $1,944.5
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


Raw Materials
-------------

   Echlin's principal requirements for raw materials consist of copper, brass, steel, plastic, paperboard, rubber, resin, iron, zinc and aluminum. Echlin is not dependent on any one source for the raw materials essential to its business, and during the last year encountered no difficulties in obtaining raw materials.

Patents and Licenses
--------------------

   Echlin holds a number of patents on its air brake system parts, hydraulic brake system parts, engine system parts, high performance products and security access control products. The loss or expiration of any of these patents would not, however, have a significant effect on Echlin's operations.


Seasonal Effects
----------------

   Echlin's business does not have material seasonal characteristics.


Working Capital Items
---------------------

   Inventories are kept at a sufficient level to service customer orders but are not disproportionate to Echlin's sales. Echlin grants customers the right to return goods where the conditions of Echlin's obsolescence and return policies are met. This practice has not had materially adverse effects on its business.


Customers
---------

   Members of the National Automotive Parts Association (NAPA) represent the company's largest group of customers and accounted for 9.6% of consolidated net sales for the year ended August 31, 1995. Included in this number were sales to Genuine Parts Company and its affiliates, the largest member of NAPA, which accounted for 9.4% of consolidated net sales in fiscal 1995. This long-standing relationship with NAPA started in 1928. Products identified by the trademarks "NAPA Echlin" and "NAPA United" are sold exclusively in the United States to NAPA distribution centers. Echlin believes its relationship with NAPA and its members are good, however, the loss of the NAPA members as customers would have a materially adverse effect on its business.


Backlog
-------

   Most of Echlin's sales are from its inventory so that the amount of backlog is not material to an understanding of its business.


Government Contracts
--------------------

   Government contracts are not material to Echlin's business.


Competitive Conditions
----------------------

   As Echlin sells different product lines in various markets, there is no one company which serves as its major competitor. There are a number of large independent manufacturers of parts and supplies and the leading original equipment manufacturers also supply virtually every part sold by Echlin. In addition, the company faces competition in domestic markets from foreign manufacturers.

   Competition in all markets served by Echlin is based on product quality, delivery, warranty, customer service and price. Echlin believes that its products command good acceptance, and that it is one of the leading manufacturers in the industry.


Environmental Regulations
-------------------------

   The company is involved with a number of waste disposal sites as to which it has been named a potentially responsible party (PRP) under the Federal Superfund law. The extent of the company's financial contribution to the cleanup of these sites is expected to be limited based on the volume of waste attributable to the company and the number and financial strength of other named PRPs. The company is also involved in remedial and voluntary environmental cleanup projects at several other sites which are not the subject of any Superfund law proceeding. Although it is impossible at this time to quantify the potential financial impact of compliance with environmental protection laws, management does not believe that compliance with Federal, state or local provisions will have a material effect on capital expenditures, earnings or its competitive position. The company continues to modify, on an ongoing, regular basis, certain of its processes in order to reduce the impact on the environment. Efforts in this regard include removal of many of its underground storage tanks and reduction or elimination of certain materials and wastes from use in operations.

Employees
---------

   Echlin employs approximately 23,400 people worldwide. The company believes that relations with its employees are satisfactory.


Research and Development
------------------------

   Echlin's basic parts and supplies business does not require it to make substantial expenditures on research and development activities.
However, Echlin has developed several new products and continues to make expenditures for the modification and improvement of existing products and services. In addition, as a result of recent acquisitions, the company is developing new products for use by original equipment manufacturers in the United States and Europe. For the years ended August 31, 1995, 1994 and 1993, Echlin spent approximately $34,652,000, $22,535,000 and $18,442,000, respectively, on research and developmental efforts, substantially all of which was sponsored by Echlin.


Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

   For information relating to Echlin's foreign and domestic operations for fiscal 1995, 1994 and 1993, see Note 9 to the consolidated financial statements appearing on page 44 of Echlin's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference. Export sales represent less than 10% of the company's consolidated trade sales.


ITEM 2.  PROPERTIES
-------------------

   The following table sets forth a summary description of Echlin's principal physical properties as of November 1, 1995:

                                                                                     Lease
                                                                  Approximate      Expiration
Location                          Principal Business Activity     Square Feet        Dates
--------                          ---------------------------     -----------      ----------
Prattville, AL                 Heavy duty brake parts              108,000
                                                                   123,000/*/        2000

Azusa, CA                      Parts distribution center           145,000/*/        1996

Irvine, CA                     Remanufactured brake parts           68,000/*/        1998

La Mirada, CA                  Parts distribution center            80,000/*/        2000

Los Angeles, CA                Parts distribution center           109,000/*/        1995

Modesto, CA                    Parts distribution center           150,000/*/        1999

Branford, CT                   Ignition and electrical parts       426,000


------------------

                                                                                    Lease
                                                                  Approximate       Expiration
Location                       Principal Business Activity        Square Feet       Dates
--------                       ---------------------------        -----------       ----------
Newark, DE                     Parts distribution center           146,000/*/             2000


Medley, FL                     Parts distribution center            73,000/*/             1998

Pensacola, FL                  Carburetor and emission
                               control parts                       122,000

Chicago, IL                    Fuel pumps                          217,000

Franklin Park, IL              Parts distribution center           142,000/*/             2001

Litchfield, IL                 Brake and small engine parts        525,000

McHenry, IL                    Brake parts                         562,000

Naperville, IL                 Distribution center                 100,000/*/             1998

Ottawa, IL                     Remanufactured clutches             185,000

Andrews, IN                    Coupled hose assemblies             153,000/*/             2091

Columbia City, IN              Coupled hose assemblies             241,000

Michigan City, IN              Heavy duty windshield wiper
                               systems                             106,000/*/             1998

Mishawaka, IN                  Wire and cable products             172,000

Mitchell, IN                   Coupled hose assemblies              90,000/*/             1998

Columbus, KS                   Electrical rebuilder parts          169,000

Independence, KS               Ignition and electrical parts       389,000

Iola, KS                       Air brake parts                     183,000/*/             1996

Cuba, MO                       Heavy duty and automotive
                               brake parts                         128,000

Kansas City, MO                Heavy duty parts distribution       150,000/*/             1998
                               center

Marion, NC                     Remanufactured heavy duty
                               parts                                85,000

Cleveland, OH                  Gaskets and high performance
                               products                            404,000

Upper Sandusky, OH             Hydraulic and air brake products    194,000

Pittsburgh, PA                 Remanufactured brake shoes,
                               clutches and calipers                70,000/*/             1997

Nashville, TN                  Parts distribution center           449,000/*/       1997, 1998

Paris, TN                      Air brake parts                     120,000

Fredericksburg, VA             Remanufactured brake parts          118,000/*/             1998

Ponce, Puerto Rico             Ignition, electrical and brake
                               parts; carburetor and emission
                               control parts                       153,000/*/             1999

------------------

                                                                                       Lease
                                                                   Approximate       Expiration
Location                       Principal Business Activity         Square Feet         Dates
--------                       ---------------------------         -----------       ----------
Sydney, Australia              Warehouse and distribution center      195,000            2002
                                                                       75,000/*/

Sao Paulo, Brazil              Ignition and electrical parts;          82,000/*/         2000
                               water pumps                             77,000

Anjou, Canada                  Brake parts                            206,000/*/      1998, 2005

Milton, Canada                 Brake parts                             72,000/*/         2004

Mississauga, Canada            Parts distribution center              129,000/*/         2002

Montreal, Canada               Brake parts                            206,000/*/      1994, 2005

Guelph, Canada                 Brake parts                             87,000

Rexdale, Canada                Parts distribution center               97,000

Sudbury, Canada                Disc brake rotor castings              147,000

Thetford Mines, Canada         Brake parts                             72,000/*/         1995

Nuneaton, England              Product distribution center            154,000/*/         2001

Birmingham, England            Carburetor and other fuel
                               system parts                           216,000

Redditch, England              Clutches; air brake parts              246,000

Strood, England                Oil pumps and power steering           354,000

Ebern, Germany                 Brake and clutch manufacturer          887,000

Furth im Wald, Germany         Brake hose assembly                     80,000

Colwyn Bay, Wales              Water pumps and steering and
                               suspension system components           225,000

Heidelberg, Germany            Air brake systems                      140,000/*/         1999

Los Reyes, Mexico              Brake parts                            169,000

Mexico City, Mexico            Brake and electrical parts             204,000/*/         1995

Johannesburg,                  Electrical and brake parts              64,000
South Africa                                                           34,000/*/         1995

Alava, Spain                   Shock absorbers                        138,000

/*/Leased facility


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

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

   No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   Officers are elected to hold their offices until their respective successors are duly elected or until their earlier resignation or removal. There is no family relationship between the executive officers.

   Listed below is the name, age, position and business experience of each officer of the company during the past five years:


Frederick J. Mancheski  (age 69)  Chairman of the Board and Chief Executive
----------------------
Officer since 1969; a Director since 1963.


C. Scott Greer  (age 45)  President and Chief Operating Officer since September
--------------
1994; President since 1990; various managerial positions within Echlin's International Group from 1980 through 1990; a Director since 1990.


Jon P. Leckerling  (age 47)  Vice President, General Counsel and Corporate
-----------------
Secretary since 1990.


Milton J. Makoski  (age 49) Vice President-Human Resources since 1986.
-----------------


Joseph A. Onorato  (age 46)  Vice President and Treasurer since 1994; Treasurer
-----------------
from 1990 to 1994; Assistant Treasurer from 1985 to 1990.


Robert F. Tobey  (age 50)  Vice President-Corporate Development since 1994;
---------------
various managerial positions within Echlin's International Group from 1991 to 1994; Vice President - Corporate Development from 1985 to 1991.


Richard A. Wisot  (age 49)  Vice President and Controller since 1990; Treasurer
----------------
from 1981 to 1990.


Kenneth T. Flynn Jr.  (age 46)  Assistant Corporate Controller since 1985.
--------------------


Thomas P. Marchese  (age 52) Assistant Vice President-Corporate Development
------------------
since 1994; Director Business Development U.S. from 1991-1994; Director Business Planning and Analysis from 1983 to 1991.


Charles W. O'Connor  (age 65)  Assistant General Counsel and Assistant Secretary
-------------------
since 1990; Attorney and Assistant Secretary from 1980 to 1990.

--------------------

Edward C. Shalagan (age 43) Assistant Treasurer since 1988.
------------------


Edward D. Toole Jr.  (age 65) Associate General Counsel and Assistant Secretary
-------------------
since 1990.



                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
--------------------------------------------------------------
SECURITY HOLDER MATTERS
-----------------------

   Echlin's common stock is listed on the New York Stock Exchange, the Pacific Stock Exchange and the International Stock Exchange in London. Options on Echlin's stock are also traded on the Pacific Stock Exchange. The number of record holders of common stock on November 3, 1995 was 3,953. The quarterly market price and dividend data appearing on page 48 of Echlin's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

   The presentation under "Historical Data" on pages 46 and 47 of Echlin's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

   "Review of Operations and Financial Condition" on pages 7 through 9 of Echlin's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

   The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholders' Equity, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Accountants as set forth on pages 31 through 45 of Echlin's 1995 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

   There have been no changes in independent accountants or disagreements on accounting and financial disclosure.



                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

   Information relating to Directors is set forth under the caption "Election of Directors" on pages 2 through 7 in Echlin's 1995 Annual Proxy Statement and is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

   Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" and "Executive Compensation" on pages 4 through 7 and 7 through 16, respectively, in Echlin's 1995 Annual Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

   Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Beneficial Ownership" on pages 5 through 7 in Echlin's 1995 Annual Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

   Information relating to Certain Relationships and Related Transactions is set forth under the caption "Election of Directors" in Echlin's 1995 Annual Proxy Statement on pages 2 through 7 and page 12 are incorporated herein by reference.



                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

14. (a)  Document List
         -------------

1.  Financial Statements
    --------------------

   Among the responses to this Item 14 (a) are the following financial statements which are incorporated herein by reference in Item 8 above:

    (i) Consolidated Statements of Income for the three years ended August 31, 1995, 1994 and 1993
    (ii)  Consolidated Balance Sheets at August 31, 1995 and 1994
    (iii) Consolidated Statements of Cash Flows for the three years ended August 31, 1995, 1994 and 1993
    (iv) Consolidated Statements of Changes in Shareholders' Equity for the three years ended August 31, 1995, 1994 and 1993
    (v)   Notes to Consolidated Financial Statements
    (vi)  Report of Independent Accountants


2.  Financial Statement Schedules
    -----------------------------

       (A)  Schedule  Description                                         Page
            --------  -----------                                         ----

                      Report of Independent Accountants on
                        Financial Statement Schedule                       12
                      Consent of Independent Accountants                   12
                II    Valuation and qualifying accounts                    13

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

-------------------

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

          (10)(i) (a) Deferred Compensation Plan filed as Exhibits (10)(c)(i) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1981, is incorporated herein by reference; (b) information set forth under the caption "Executive Bonus Plan" in the 1992 Annual Proxy Statement is incorporated herein by reference; (c) the Echlin Inc. 1992 Stock Option Plan, filed as Appendix A to the 1992 Annual Proxy Statement, is incorporated herein by reference; (d) Supplemental Executive Retirement Plan dated as of December 19, 1990, as amended, filed as Exhibit 3(10)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1991, is incorporated herein by reference; (e) Change in Control Severance Policy dated as of December 19, 1990, as amended, filed as Exhibit 3(10)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1991, is incorporated herein by reference; (f) the Echlin Inc. Performance Unit Plan, filed as Appendix A to the 1994 Annual Proxy Statement, together with the First Amendment to the Echlin Inc. Performance Unit Plan, filed as Appendix A to the 1995 Annual Proxy Statement, are incorporated herein by reference.

          (13) The financial section of Echlin's 1995 Annual Report to Shareholders, which contains the information incorporated by reference in this Annual Report on Form 10-K, is being filed as an Exhibit.

          (22) List of Subsidiaries of Echlin Inc. is being filed as an Exhibit.

          (27)    Financial Data Schedule is being filed as an Exhibit.

       All other exhibits are omitted because they are not applicable.


14 (b)  Reports on Form 8-K
---------------------------

   No Current Report on Form 8-K was required to be filed for the three months ended August 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Echlin Inc.

                                  By:  /s/ Frederick J. Mancheski
                                      -----------------------------
                                      Frederick J. Mancheski
                                      Chairman of the Board
                                      and Chief Executive Officer
Date:  November 20, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* indicated on November 20, 1995.



 /s/ Frederick J. Mancheski
---------------------------
Frederick J. Mancheski, Chairman of the Board
and Chief Executive Officer

 /s/ C. Scott Greer
--------------------------
C. Scott Greer, President and Chief Operating Officer, and Director

 /s/ Richard A. Wisot
--------------------------
Richard A. Wisot, Vice President and
Controller, Chief Accounting Officer

 /s/ D. Allan Bromley
--------------------------
D. Allan Bromley, Director

 /s/ John F. Creamer Jr.
--------------------------
John F. Creamer Jr., Director

 /s/ Milton P. DeVane
--------------------------
Milton P. DeVane, Director

 /s/ John E. Echlin Jr.
--------------------------
John E. Echlin Jr., Director

 /s/ John F. Gustafson
--------------------------
John F. Gustafson, Director

 /s/ Donald C. Jensen
--------------------------
Donald C. Jensen, Director

 /s/ Trevor O. Jones
--------------------------
Trevor O. Jones, Director

 /s/ Phillip S. Myers
--------------------------
Phillip S. Myers, Director

 /s/ Jerome G. Rivard
--------------------------
Jerome G. Rivard, Director


*The position of Chief Financial Officer of the company is presently vacant.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------


To the Shareholders and Board of Directors of Echlin Inc.


Our audits of the consolidated financial statements referred to in our report dated September 22, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders of Echlin Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
-----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
September 22, 1995



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-66422, No. 33-15813, No. 2-92426, and No. 33-
15814) of Echlin Inc. of our report dated September 22, 1995 appearing on page 31 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.



/s/ Price Waterhouse LLP
-----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
November 20, 1995

                                  ECHLIN INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                                       Additions
                                          ------------------------------------
                                Balance at                    Balances assumed  Write-offs,
                                beginning   Charged to costs    in business       net of        Balance at end
      Description               of period     and expenses      acquisitions    recoveries (b)    of period
--------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
--------------------------------
  Year ended August 31, 1995    $5,986,000 (a)  $2,950,000       $2,745,000     $(3,593,000)     $8,088,000

  Year ended August 31, 1994    $4,299,000      $3,288,000            -         $(1,896,000)     $5,691,000

  Year ended August 31, 1993    $4,925,000 (c)  $1,433,000       $1,425,000     $(3,484,000)     $4,299,000


(a) Restated to include the valuation accounts for Theodore Bargman Company due to the pooling of interests transaction.

(b) Includes translation adjustments on allowance for doubtful account balances of non-U.S. divisions.

(c) Restated to include the valuation accounts for Sprague Devices, Inc. and Frictiontech Inc. due to the pooling of interests transactions.