Form 10-Q
period 1995-11-30
ECHLIN INC
filed 1996-01-10
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   For the quarterly period ended    November 30, 1995
                                  ------------------------

                                    OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                   -----------    --------------

                        Commission file no. 1-4651
                                            -------

                           ECHLIN INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Connecticut                                   06-0330448
-------------------------------------------     ----------------------
   (State of incorporation)                       (I.R.S. employer
                                                   identification no.)

         100 Double Beach Road
         Branford, Connecticut                          06405
-------------------------------------------      ---------------------
  (Address of principal executive offices)           (Zip code)

                             (203) 481-5751
                  ---------------------------------------
           (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X    NO
                                                   ----      ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class                         Outstanding at December 31, 1995
--------------------------                 --------------------------------
Common stock, $1 par value                           61,170,488

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----
Item 1.  Financial Statements

           Consolidated balance sheets--November 30, 1995
           and August 31, 1995.                                       3

           Consolidated statements of income--Three months ended
           November 30, 1995 and 1994.                                4

           Consolidated statements of cash flows--Three months
           ended November 30, 1995 and 1994.                          5

           Notes to consolidated financial statements--
           November 30, 1995.                                         6

Item 2.  Management's Financial Analysis                              7

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders          8

Item 6.  Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                            9
----------

PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share data)

                                                   November 30,  August 31,
                                                       1995         1995
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    4,666  $   27,700
  Accounts receivable, less-allowance for
    doubtful accounts of $6,477 and $8,088             375,730     340,406
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  167,385     169,024
    Work in process                                     95,524      83,494
    Finished goods                                     450,714     426,267
                                                    ----------  ----------
      Total inventories                                713,623     678,785
  Other current assets                                  33,804      29,593
                                                    ----------  ----------
    Total current assets                             1,127,823   1,076,484
                                                    ----------  ----------
Property, plant and equipment, at cost               1,040,925     976,699
  Accumulated depreciation                            (480,412)   (451,171)
                                                    ----------  ----------
    Property, plant and equipment, net                 560,513     525,528
                                                    ----------  ----------
Marketable securities                                   84,885     102,462
                                                    ----------  ----------
Intangible Assets                                      188,818     187,592
                                                    ----------  ----------
Other assets                                            86,850      68,942
                                                    ----------  ----------
  Total assets                                      $2,048,889  $1,961,008
                                                    ==========  ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $   18,604  $   20,810
  Current portion of long-term debt                      4,966       4,146
  Accounts payable, trade                              208,402     201,692
  Accrued taxes on income                               53,581      43,208
  Accrued liabilities                                  192,745     215,902
                                                    ----------  ----------
    Total current liabilities                          478,298     485,758
                                                    ----------  ----------
Long-term debt                                         543,258     482,169
                                                    ----------  ----------
Deferred income taxes                                   85,419      83,814
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:
    Authorized 150,000,000 shares,
    issued 61,430,107 and 59,893,824                    61,430      59,894
  Capital in excess of par value                       348,454     334,191
  Retained earnings                                    587,782     563,024
  Foreign currency translation adjustment              (52,757)    (44,847)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         941,914     909,267
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,048,889  $1,961,008
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date.
</table.





                                ECHLIN INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands, except per share data)


                                                       Three Months Ended
                                                          November 30,
                                                     --------------------

                                                       1995         1994
                                                     ---------   ---------
Net sales                                             $704,423    $600,615
Cost of goods sold                                     513,946     424,556
                                                     ---------   ---------
  Gross profit on sales                                190,477     176,059
Selling and administrative expenses                    132,399     126,298
                                                     ---------   ---------
  Income from operations                                58,078      49,761
                                                     ---------   ---------
Interest expense                                       (10,496)     (6,545)
Interest income                                          2,830       3,543
                                                     ---------   ---------
  Interest expense, net                                 (7,666)     (3,002)
                                                     ---------   ---------
  Income before taxes                                   50,412      46,759
Provision for taxes                                     17,212      14,963
                                                     ---------   ---------
  Net income                                           $33,200    $ 31,796
                                                     =========   =========
Average shares outstanding
                                                        61,113      59,321
                                                     =========   =========
Per share data:
  Net income                                             $0.54       $0.54
                                                     =========   =========

Cash dividends per share                                 $.205       $0.19
                                                     =========   =========

See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)

                                                        Three Months Ended
                                                            November 30,
                                                      ---------------------
                                                         1995       1994
                                                      ---------   ---------
    Cash flows from operating activities:
      Net income                                       $33,200     $31,796
      Adjustment to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   21,819      18,732
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (32,871)    (11,803)
        Inventories                                    (31,966)    (40,780)
        Other current assets                            (3,765)     (5,499)
        Accounts payable                                 5,971      (7,353)
        Taxes on income                                 11,164       6,737
        Accrued liabilities                            (18,414)     (7,317)
        Other                                             (410)        338
                                                      --------    --------
          Cash used for operating activities           (15,272)    (15,149)
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            161,687      80,949
        Long-term and short-term repayments           (115,306)    (41,698)
        Proceeds from common stock issuances             1,144         635
        Dividends paid                                 (12,229)    (11,266)
                                                      --------    --------
          Cash provided by financing activities         35,296      28,620
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net of disposals         (22,095)    (17,892)
        Sale of marketable securities                   17,577       2,943
        Net assets of businesses acquired              (36,948)       (393)
                                                      --------    --------
          Cash used for investing activities           (41,466)    (15,342)
                                                      --------    --------
      Translation impact on cash                        (1,592)      2,564
                                                      --------    --------
        (Decrease) increase in cash and cash
          equivalents                                  (23,034)        693
      Cash and cash equivalents at beginning of period  27,700      53,816
                                                      --------    --------
        Cash and cash equivalents at end of period    $  4,666     $54,509
                                                      ========    ========

      See notes to consolidated financial statements.

                                ECHLIN INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. General:
----------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1995.

NOTE 2. Business Combinations:
------------------------------

During December, 1995 the company acquired the outstanding common stock of the American Electronic Components, Inc. (AEC), an Indiana-based designer, manufacturer and marketer of motor vehicle electronic components by issuing 1,459,211 shares of Echlin Inc. common stock. The transaction was accounted for as a pooling of interests and as a result the financial statements for the three months ended November 30, 1995 include AEC's results of operations. Since the acquisition did not have a material impact on the company, prior years' results were not restated.

NOTE 3. Subsequent Event:
-------------------------

During December, 1995 the company purchased Handy & Harman's Automotive Segment, based in Michigan, for approximately $65 million. The purchased business manufactures fuel-delivery system components for motor vehicles. The acquisition will be accounted for using the purchase method.

                                ECHLIN INC.
                   MANAGEMENT'S FINANCIAL ANALYSIS




Results of Operations:
----------------------

Net sales for the first three months of fiscal 1996 increased $103,808,000 or 17.3 percent as compared to the same period a year ago. This growth was largely attributable to price increases, the introduction of new products and the impact of recent acquisitions, primarily Preferred Technical Group International, Inc. and American Electronics Components, Inc.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 3.1 percent. Foreign comparable operations increased 6.7 percent while domestic comparable operations were 1.2 percent above a year ago. Non-U.S. operations benefited from strong unit volume gains, price increases and the introduction of new products. Domestically, the impact of price changes and new products was partially offset by sluggish sales in September. October and November sales recovered, but only to last year's levels. The automotive brake group was the only domestic operation showing unit volume improvements this quarter.

Gross profit to sales for the quarter decreased to 27.0 percent from
29.3 percent last year. This change reflects the impact of recent acquisitions and unabsorbed overhead costs as we lowered production levels to better manage inventories.

Selling and administrative expenses increased $6,101,000 or 4.8 percent over the prior year. Expenses to sales, however, declined to 18.8 percent from 21.0 percent a year ago. The dollar increase was primarily attributable to expenses generated by acquisitions.

Net interest expense increased $4,664,000 over the previous year primarily due to higher average interest rates and debt levels.

The effective tax rate was 34.1 percent at November 30, 1995, vs. 32 percent at November 30, 1994. The increase was principally due to acquisitions and statutory changes in the tax laws governing our foreign operations.

Liquidity and Sources of Capital:
---------------------------------

During the first three months of fiscal 1996, operations used $15,272,000 of cash vs. the $15,149,000 used during the prior year. This year outflows for inventory were $8,814,000 lower than in fiscal 1995 reflecting the company's efforts to manage inventory; however, this was offset by a $21,068,000 increase in accounts receivable because of higher sales.

                             ECHLIN INC.

---------------------------------------------

During the quarter the company had net borrowings of $46,381,000 which were used for working capital needs, capital expenditures and acquisitions.

Total debt as a percentage of total capital was 38 percent at November 30, 1995 as compared to 36 percent at August 31, 1995.


                       PART II: OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Annual Meeting of Shareowners was held on December 20, 1995, for the purpose of electing eleven Directors of the company, approving the First Amendment to the Echlin Inc. Performance Unit Plan, and approving the designation of Price Waterhouse LLP as independent accountants for fiscal 1996. All of the company's nominees for directors as listed in the proxy statement were elected. The vote for each nominee was as follows:

                             Shares            Shares
                           voting "For"      "Withheld"
                           -----------        --------
  D. Allan Bromley         52,296,746          352,225
  John F. Creamer, Jr.     51,422,251        1,226,720
  Milton P. DeVane         50,852,759        1,796,212
  John E. Echlin, Jr.      52,319,310          329,661
  C. Scott Greer           51,416,929        1,232,042
  John F. Gustafson        52,292,912          356,059
  Donald C. Jensen         52,320,105          328,866
  Trevor O. Jones          52,318,710          330,261
  Frederick J. Mancheski   51,407,470        1,241,501
  Phillip S. Myers         50,952,104        1,696,867
  Jerome G. Rivard         50,987,560        1,661,411

The proposal for the approval of the First Amendment to the Echlin Inc. Performance Unit Plan was adopted. The proposal received
43,361,479 "For" votes, 7,510,207 "Against" votes and 1,777,283 abstentions.

The proposal for the approval of Price Waterhouse LLP as independent accountants for fiscal 1996 was adopted. The proposal received
52,436,191 "For" votes, 55,839 "Against" votes and 156,940
abstentions.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

During the quarter ended November 30, 1995 the company did not file any reports on Form 8-K.

                             SIGNATURES
                            ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Echlin Inc.





Date:   January 10, 1996                  /s/ Richard A. Wisot
        ----------------                  --------------------------
                                          Richard A. Wisot
                                          Vice President and
                                          Controller




Date:  January 10, 1996                   /s/ Jon P. Leckerling
       ----------------                   --------------------------
                                          Jon P. Leckerling
                                          Vice President, General
                                          Counsel and Corporate
                                          Secretary