Form 10-Q
period 1996-02-29
ECHLIN INC
filed 1996-04-10
CIK 31348

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    February 29, 1996
                                 ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at March 31, 1996
- --------------------------                 -----------------------------
Common stock, $1 par value                               61,432,774

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----
Item 1.  Financial Statements

          Consolidated balance sheets at February 29, 1996
          and August 31, 1995.                                        3

          Consolidated statements of income for the three
          months ended February 29, 1996 and February 28, 1995;
          for the six months ended February 29, 1996 and
          February 28, 1995.                                          4

          Consolidated statements of cash flows for the
          six months ended February 29, 1996 and
          February 28, 1995.                                          5

          Notes to consolidated financial statements at
          February 29, 1996.                                          6-7

Item 2.  Management's Financial Analysis                              8-10


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                            12

                     PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)


                                                   February 29,  August 31,
                                                       1996         1995
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    9,895  $   27,700
  Accounts receivable, less-allowance for
    doubtful accounts of $6,854 and $8,088             360,344     340,406
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  175,973     169,024
    Work in process                                     92,529      83,494
    Finished goods                                     445,277     426,267
                                                    ----------  ----------
      Total inventories                                713,779     678,785
  Other current assets                                  47,409      29,593
                                                    ----------  ----------
    Total current assets                             1,131,427   1,076,484
                                                    ----------  ----------
Property, plant and equipment, at cost               1,098,212     976,699
Accumulated depreciation                              (497,949)   (451,171)
                                                    ----------  ----------
    Property, plant and equipment, net                 600,263     525,528
                                                    ----------  ----------
Marketable securities                                   83,025     102,462
                                                    ----------  ----------
Intangible assets, net                                 224,385     187,592
                                                    ----------  ----------
Other assets                                            87,185      68,942
                                                    ----------  ----------
  Total assets                                      $2,126,285  $1,961,008
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $   23,039 $    20,810
  Current portion of long-term debt                      3,900       4,146
  Accounts payable, trade                              212,679     201,692
  Accrued taxes on income                               16,630      43,208
  Accrued liabilities                                  188,993     215,902
                                                    ----------  ----------
    Total current liabilities                          445,241     485,758
                                                    ----------  ----------
Long-term debt                                         628,982     482,169
                                                    ----------  ----------
Deferred income taxes                                  109,526      83,814
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 61,694,273 and 59,893,824                    61,694      59,894
  Capital in excess of par value                       349,228     334,191
  Retained earnings                                    600,848     563,024
  Foreign currency translation adjustment              (66,239)    (44,847)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         942,536     909,267
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,126,285  $1,961,008
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date.

                                               ECHLIN INC.
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In thousands, except per share data)

                                Three Months Ended          Six Months Ended
                           ------------------------   ------------------------
                           February 29, February 28   February 29, February 28

                                  1996        1995           1996       1995
                                  ----        ----           ----       ----
  Net sales                    $732,424    $648,132     $1,442,166  $1,248,747

  Cost of goods sold            547,344     462,031      1,065,970     886,587
                               --------    --------     ----------  ----------
    Gross profit on sales       185,080     186,101        376,196     362,160

  Selling and administrative
    expenses                    140,605     135,412        273,269     261,710
                               --------    --------     ----------  ----------
    Income from operations       44,475      50,689        102,927     100,450
                               --------    --------     ----------  ----------

  Interest expense              (11,552)    (10,134)       (22,182)    (16,679)
  Interest income                 2,329       3,409          5,158       6,952
                               --------    --------     ----------  ----------
    Interest expense, net        (9,223)     (6,725)       (17,024)     (9,727)
                               --------    --------     ----------  ----------
    Income before taxes          35,252      43,964         85,903      90,723

  Provision for taxes            11,900      14,975         29,207      29,938
                               --------    --------     ----------  ----------

    Net income                 $ 23,352    $ 28,989     $   56,696  $   60,785
                               ========    ========     ==========  ==========

  Average shares outstanding     61,407      59,451         61,373      59,391
                               ========    ========     ==========  ==========
  Per share data:

    Net income                    $0.38       $0.48          $0.92       $1.02
                               ========    ========     ==========  ==========

    Cash dividends               $0.205       $0.19          $0.41       $0.38
                               ========    ========     ==========  ==========

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)
                                                      Six Months Ended
                                                 February 29,  February 28,
                                                 -------------------------
                                                      1996          1995
                                                      ----          ----
    Cash flows from operating activities:
      Net income                                    $ 56,696       $60,785
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                 45,899        38,499
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                          (56,469)      (18,025)
        Inventories                                  (11,389)      (78,094)
        Other current assets                         (12,742)      (11,411)
        Accounts payable                              (4,694)      (11,626)
        Taxes on income                                2,792          (568)
        Accrued liabilities                          (17,684)      (16,264)
        Other                                         (2,697)       (3,629)
                                                    --------      --------
          Cash used for operating activities            (288)      (40,333)
                                                    --------      --------

      Cash flows from financing activities:
        Long-term and short-term borrowings          371,589       348,803
        Long-term and short-term repayments         (239,356)     (104,904)
        Sale of accounts receivable                   55,000             -
        Proceeds from common stock issuances           1,809         3,032
        Dividends paid                               (24,756)      (22,564)
                                                    --------      --------
          Cash provided by financing activities      164,286       224,367
                                                    --------      --------

      Cash flows from investing activities:
        Capital expenditures, net                    (48,118)      (46,902)
        Sales of marketable securities                19,437         5,145
        Net assets of businesses acquired           (146,879)     (189,163)
                                                    --------      --------
          Cash used for investing activities        (175,560)     (230,920)
                                                    --------      --------
      Impact of foreign currency changes on cash      (6,243)          902
                                                    --------      --------
        Decrease in cash and cash equivalents        (17,805)      (45,984)
      Cash and cash equivalents at beginning
        of period                                     27,700        53,816
                                                    --------      --------
      Cash and cash equivalents at end of period     $ 9,895       $ 7,832
                                                    ========      ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General:
- -----------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1995.


NOTE 2.  Business Combinations:
- -------------------------------

During December, 1995 the company acquired the outstanding common stock of the American Electronic Components, Inc. (AEC), an Indiana-based designer, manufacturer and marketer of motor vehicle electronic components, by issuing 1,459,187 shares of common stock. In January, 1996 the company acquired the outstanding common stock of Plains Plastics, Inc., by issuing 229,450 shares of common stock. Plains Plastics is a custom plastic extruder located in Kansas. Both transactions were accounted for as poolings of interests and as a result the financial statements for the six months ended February 29, 1996 include AEC's and Plains Plastics' results of operations. Since the acquisitions did not have a material impact on the company, prior years' results were not restated.

During December, 1995 the company purchased Handy & Harman's Automotive Segment, based in Michigan, for approximately $65 million. The purchased business manufactures fuel-delivery system components for motor vehicles. The acquisition was accounted for using the purchase method.


Note 3.  Borrowing Arrangements:
- --------------------------------

Commercial paper, domestic notes payable and a note with a German Bank at February 29, 1996, have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement. The weighted average interest rates on commercial paper and domestic notes payable at February 29, 1996, were
5.36 and 5.45 percent, respectively, while the German note payable accrued interest at 3.63 percent.

Note 3. Borrowing Arrangements (cont.'d)
- ----------------------------------------

During February 1996, the company renewed its agreement with a financial institution to sell, without recourse, undivided fractional interests in designated pools of accounts receivable. This new agreement allows for the sale of up to $200,000,000 in receivables through March 1999. Accounts receivable at February 29, 1996 and August 31, 1995 are net of $180,000,000 and $125,000,000, respectively, representing receivables sold.

                           ECHLIN INC.
                 MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
- ----------------------
For the three and six months ended February 29, 1996, net sales increased 13.0 percent and 15.5 percent, respectively, over the corresponding periods of a year ago. Recent acquisitions - primarily Preferred Technical Group, American Electronic Components, and the Automotive Segment of Handy and Harman - accounted for the majority of the growth.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 2.9 and 3.0 percent for the three and six month periods, respectively. Domestically, comparable operations for the three and six months increased 1.6 and 1.4 percent, respectively. The positive impact of price changes and the introduction of new products were partially offset by reduced unit volume. The harsh winter weather experienced this year, the effect of which should be a positive factor in our third and fourth quarters, produced a short-term negative impact during the second quarter. Inclement weather forced unexpected store and repair facility closings, and prevented automotive repairs from being performed. Foreign comparable operations for the quarter and six month period rose 5.9 and 6.3 percent, respectively, reflecting unit volume gains, price increases and the introduction of new products. Sales were also increased by the impact of a weaker U.S. dollar in relation to the German mark, however they were lowered by the Mexican peso devaluation and a stronger U.S. dollar vs. the British pound.

The gross profit to sales percentage for the six months declined from 29.0 a year ago to 26.1, while for the second quarter the percentage decreased to 25.3 from 28.7. Excluding the impact of acquisitions, the gross profit-to-sales for the quarter declined
2.4 percentage points from last year, while for the six months the percentage was down 1.8 points. These changes reflect the impact of underabsorbed overhead costs as a result of fewer manufacturing and shipping days caused by the weather.

Although selling and administrative expenses increased for the three and six month periods, they declined as a percentage of sales. For the second quarter, they declined to 19.2 percent from
20.9 percent a year ago, while for the six month period expenses declined to 19.0 percent vs. 21.0 percent last year. The dollar increase for both periods was primarily due to expense levels generated by current-year acquisitions.

Net interest expense for the three month period increased
$2,498,000, while for the six month period it increased $7,297,000, as compared to the prior year, primarily due to higher average debt levels resulting from recent acquisitions.

MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)
- -----------------------------------------


Liquidity and Sources of Capital:
- ---------------------------------

During the first six months of fiscal 1996, operations used
$288,000 of cash, $40,045,000 less than a year ago. The improvement primarily reflected the company's ongoing inventory reduction efforts offset in part by accounts receivable increases due to the higher sales.

Net debt increased $132,233,000 from year-end primarily due to business acquisitions and current year capital expenditures. Total debt to total capital was 41 percent, up from 40 percent a year ago and 36 percent at August 31, 1995. During February, the company sold an additional $55 million of accounts receivable, without recourse, under its borrowing arrangement with a financial institution. The proceeds were used to repay existing short-term domestic obligations.

During the first six months, foreign currency translation changes have reduced equity by $21,392,000. This primarily reflects a reduction in the U.S. dollar value of the net assets invested in Mexico, Germany and the United Kingdom.

                           ECHLIN INC.
                   PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended February 29, 1996, the company did not file any Reports on Form 8-K.

                           SIGNATURES
                          ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Echlin Inc.





Date:   April 10, 1996                Richard A. Wisot
        --------------                --------------------------
                                      Richard A. Wisot
                                      Vice President and
                                      Controller




Date:   April 10, 1996                Jon P. Leckerling
        --------------                --------------------------
                                      Jon P. Leckerling
                                      Vice President, General
                                      Counsel and Corporate
                                      Secretary