Form 10-Q
period 1996-05-31
ECHLIN INC
filed 1996-07-12
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended        May 31, 1996
                                 ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at June 30, 1996
- -------------------------                  ----------------------------
Common stock, $1 par value                        61,454,789

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
- ------------------------------                                      ----
Item 1.  Financial Statements

          Consolidated balance sheets at May 31, 1996
          and August 31, 1995.                                        3

          Consolidated statements of income for the three
          months ended May 31, 1996 and May 31, 1995;
          for the nine months ended May 31, 1996 and
          May 31, 1995.                                               4

          Consolidated statements of cash flows for the
          nine months ended May 31, 1996 and 1995.                    5

          Notes to consolidated financial statements at
          May 31, 1996.                                               6-7

Item 2.  Management's Financial Analysis                              8-9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                            11


                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)
                                                      May 31,    August 31,
                                                       1996         1995
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    9,474  $   27,700
  Accounts receivable, less-allowance for
    doubtful accounts of $5,616 and $8,088             428,193     340,406
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  174,786     169,024
    Work in process                                     88,804      83,494
    Finished goods                                     426,691     426,267
                                                    ----------  ----------
      Total inventories                                690,281     678,785
  Other current assets                                  43,527      29,593
                                                    ----------  ----------
    Total current assets                             1,171,475   1,076,484
                                                    ----------  ----------
Property, plant and equipment, at cost               1,116,339     976,699
Accumulated depreciation                              (515,503)   (451,171)
                                                    ----------  ----------
    Property, plant and equipment, net                 600,836     525,528
                                                    ----------  ----------
Marketable securities                                   81,397     102,462
                                                    ----------  ----------
Intangible assets, net                                 224,148     187,592
                                                    ----------  ----------
Other assets                                            89,760      68,942
                                                    ----------  ----------
  Total assets                                      $2,167,616  $1,961,008
                                                    ==========  ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $   26,435  $   20,810
  Current portion of long-term debt                      4,718       4,146
  Accounts payable, trade                              215,266     201,692
  Accrued taxes on income                               35,236      43,208
  Accrued liabilities                                  184,539     215,902
                                                    ----------  ----------
    Total current liabilities                          466,194     485,758
                                                    ----------  ----------
Long-term debt                                         621,046     482,169
                                                    ----------  ----------
Deferred income taxes                                  110,240      83,814
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 61,717,278 and 59,893,824                    61,717      59,894
  Capital in excess of par value                       349,728     334,191
  Retained earnings                                    630,105     563,024
  Foreign currency translation adjustment              (68,419)    (44,847)
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         970,136     909,267
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,167,616  $1,961,008
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date.

                                               ECHLIN INC.

                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In thousands, except per share data)
                                Three Months Ended          Nine Months Ended
                                      May 31,                    May 31,
                              ----------------------      ---------------------
                                  1996        1995           1996       1995
                                  ----        ----           ----       ----
  Net sales                    $839,616    $745,064     $2,281,782  $1,993,811

  Cost of goods sold            619,538     532,357      1,685,508   1,418,944
                               --------    --------     ----------   ---------
    Gross profit on sales       220,078     212,707        596,274     574,867

  Selling and administrative
    expenses                    146,731     134,470        420,000     396,180
                               --------    --------     ----------    --------
    Income from operations       73,347      78,237        176,274     178,687
                               --------    --------     ----------    --------

  Interest expense               10,908      11,586         33,090      28,265
  Interest income                 2,617       4,645          7,775      11,597
                               --------    --------     ----------    --------
    Interest expense, net         8,291       6,941         25,315      16,668
                               --------    --------     ----------    --------
    Income before taxes          65,056      71,296        150,959     162,019

  Provision for taxes            22,119      23,528         51,326      53,466
                               --------    --------     ----------    --------

    Net income                 $ 42,937    $ 47,768       $ 99,633  $  108,553
                               ========    ========     ==========    ========

  Average shares outstanding     61,435      59,539         61,392      59,438
                               ========    ========     ==========    ========

    Earnings per share            $0.70       $0.81          $1.62       $1.83
                               ========    ========     ==========    ========

    Dividends per share           $0.22      $0.205          $0.63      $0.585
                               ========    ========     ==========    ========

  See notes to consolidated financial statements.

                                             ECHLIN INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (In thousands)
                                                        Nine Months Ended
                                                             May 31,
                                                      ---------------------
                                                        1996        1995
                                                        ----        ----
    Cash flows from operating activities:
      Net income                                      $ 99,633     $108,553
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   69,794       58,849
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                           (125,667)    (39,032)
        Inventories                                     10,500     (98,123)
        Other current assets                            (9,101)    (14,236)
        Accounts payable                                (1,948)     13,169
        Taxes on income                                 22,140      20,765
        Accrued liabilities                            (20,491)    (17,956)
        Other                                           (4,015)     (7,259)
                                                      --------    --------
          Cash provided by operating activities         40,845      24,730
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            547,387     552,995
        Long-term and short-term repayments           (418,823)   (328,850)
        Sale of accounts receivables                    55,000          -
        Proceeds from common stock issuances             2,332       4,083
        Dividends paid                                 (38,286)    (34,771)
                                                      --------    --------
          Cash provided by financing activities        147,610     193,457
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net                      (71,493)    (72,773)
        Sales of marketable securities                  21,065      10,488
        Net assets of businesses acquired             (149,491)   (199,352)
                                                      --------    --------
          Cash used for investing activities          (199,919)   (261,637)
                                                      --------    --------
      Impact of foreign currency changes
        on cash                                         (6,762)      3,990
                                                      --------    --------
        Decrease in cash and cash equivalents          (18,226)    (39,460)
      Cash and cash equivalents at beginning
        of period                                       27,700      53,816
                                                      --------    --------
      Cash and cash equivalents at end of period       $ 9,474     $14,356
                                                      ========    ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
- -------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine-month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1995.


NOTE 2.
- -------
During December 1995, the company acquired the outstanding common stock of the American Electronic Components, Inc. (AEC), an Indiana-based designer, manufacturer and marketer of motor vehicle electronic components, by issuing 1,459,187 shares of common stock. In January 1996, the company acquired the outstanding common stock of Plains Plastics, Inc., by issuing 229,450 shares of common stock. Plains Plastics is a custom plastic extruder located in Kansas. Both transactions were accounted for as poolings of interests and as a result the financial statements for the nine months ended May 31, 1996 include AEC's and Plains Plastics' results of operations. Since the acquisitions did not have a material impact on the company, prior years' results were not restated.

During December 1995, the company purchased Handy & Harman's Automotive Segment, based in Michigan, for approximately $65 million. The purchased business manufactures fuel-delivery system components for motor vehicles. The acquisition was accounted for using the purchase method.


Note 3.  Borrowing Arrangements:
- --------------------------------

Commercial paper, domestic notes payable and notes with a German Bank at May 31, 1996, have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement (RCA). The weighted average interest rates on commercial paper and domestic notes payable at May 31, 1996, were
5.33 and 5.48 percent, respectively, while the German notes payable accrued interest at 3.66 percent.

                              ECHLIN INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)



Note 3. Borrowing Arrangements (cont.'d)
- ----------------------------------------

In May 1996, the company renegotiated its RCA with twelve banking institutions to provide availability, through September 1, 2001, of maximum borrowings of $700,000,000. The previous agreement provided for maximum borrowings of $530,000,000 and was due to expire on March 1, 2000. At May 31, 1996, there were no borrowings under the RCA.

During February 1996, the company renewed its agreement with a financial institution to sell, without recourse, undivided fractional interests in designated pools of accounts receivable. This new agreement allows for the sale of up to $200,000,000 in receivables through March 1999. Accounts receivable at May 31, 1996 and August 31, 1995 are net of $180,000,000 and $125,000,000, respectively, representing receivables sold.

                           ECHLIN INC.
                 MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
- ----------------------
For the three and nine months ended May 31, 1996, net sales increased 13 percent and 14 percent, respectively, over the corresponding periods of a year ago. This sales growth was primarily due to acquisitions, the introduction of new products and price increases.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 4 and 3 percent for the three- and nine-month periods, respectively, reflecting price increases and the introduction of new products, partially offset by the impact of translation. The third quarter's unit volume rose .3 percent while for the nine months unit volume declined .9 percent. A pickup in business in May offset unit volume declines in March and April of this year.

Domestic comparable operations were up 3 percent for the quarter and 2 percent for the nine months, reflecting the positive impact of price increases and the introduction of new products. Although net sales increased, there has been a general slowdown in the North American market. This is primarily attributed to vehicle owners postponing maintenance and repairs, partly due to weather conditions; customers paring inventories; and vehicle manufacturers cutting production. Foreign comparable operations increased 6 percent over both the three- and nine-month periods of a year ago. Non-U.S. businesses have shown improved sales growth due to unit volume gains, price increases and the introduction of new products. Sales for the quarter declined $9.1 million due to the impact of a stronger U.S. dollar in relation to the German mark and British pound and the Mexican peso devaluation. For the nine months, translation decreased sales by $15.6 million as a result of the Mexican peso devaluation along with the strengthening of the U.S. dollar in relation to the British pound.

The quarter's gross profit to sales percentage decreased to 26.2, as compared to the prior year's 28.5, while the nine month's gross profit to sales percentage decreased to 26.1 from 28.8 for the same period last year. Excluding the impact of acquisitions, the gross profit-to-sales for the quarter declined 2.1 percentage points from last year, while for the nine months the percentage was down 1.7 points. These declines are primarily a result of unabsorbed overhead costs caused by lower production hours and reduced inventory purchases.

Although selling and administrative expenses increased for the three- and nine-month periods, they declined as a percentage of

                           ECHLIN INC.
            MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


sales.  For the third quarter they declined to 17.5 percent from
18.0 percent a year ago, while for the nine-month period expenses declined to 18.4 percent vs. 19.9 percent last year. The dollar increase for both periods was primarily due to expense levels generated by acquisitions during the past year and higher research and development spending.

Net interest expense for the three-month period increased
$1,350,000, while for the nine-month period it increased $8,647,000 as compared to the prior year, primarily due to higher domestic average debt levels resulting from recent acquisitions.



Liquidity and Sources of Capital:
- ---------------------------------
During the first nine months of fiscal 1996 and 1995, operations provided cash flow of $40,845,000 and $24,730,000, respectively.
The improvement was primarily due to the company's ongoing inventory reduction efforts offset, in part, by accounts receivable increases from higher sales.


Net debt levels increased $128,564,000 from year-end primarily due to current-year business acquisitions. Total debt to total capital was 40 percent at May 31, 1996, up from 38 percent a year ago and 36 percent at August 31, 1995. In May 1996, the company renegotiated its revolving credit agreement with twelve banking institutions to provide availability, through September 1, 2001, of maximum borrowings of $700,000,000. The previous agreement provided for maximum borrowings of $530,000,000 and was due to expire on March 1, 2000. At May 31, 1996, there were no borrowings under the RCA. During February, the company sold an additional $55 million of accounts receivable, without recourse, under its borrowing arrangement with a financial institution. The proceeds were used to repay existing short-term domestic obligations.


During the nine months of this fiscal year, foreign currency translation changes have reduced equity by $23,572,000. This primarily reflects a reduction in the U.S. dollar value of the net assets invested in Mexico, Germany and the United Kingdom.

                           ECHLIN INC.
                   PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

During the quarter ended May 31, 1996, the company did not file a Report on Form 8-K.

                           SIGNATURES
                          ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Echlin Inc.





Date:   July 11, 1996                 Kenneth T. Flynn, Jr.
        -------------                 --------------------------
                                      Kenneth T. Flynn, Jr.
                                      Assistant Corporate
                                      Controller






Date:   July 11, 1996                 Jon P. Leckerling
        -------------                 --------------------------
                                      Jon P. Leckerling
                                      Vice President, General
                                      Counsel and Corporate
                                      Secretary