Form 10-K
period 1996-08-31
ECHLIN INC
filed 1996-11-18
CIK 31348

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

Mark One
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For fiscal year ended August 31, 1996

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 6, 1996 was $2,022,667,812. On November 6, 1996, there were 62,042,200 shares of common stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

l. Portions of Echlin's 1996 Annual Report to Shareholders are incorporated into Parts I and II.

2.  Portions of Echlin's 1996 Annual Proxy Statement are incorporated into
    Part III.

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

   The company's principal products can be classified into the following categories: brake system, engine system, other vehicle parts and non-vehicular products. Brake system parts include hydraulic brake master cylinders, push rods for master cylinders, brake shoes, drums, brake cables, hardware and wheel cylinders for drum brake systems, disc pads, rotors and calipers for disc brake systems, hoses and electric brake controllers and antilock brake systems. In addition, wheel oil seals, compressors, air dryers, valves, power boosters, pressure converters, air brake actuating products, spring brakes, brake block, remanufactured brake shoes, hose assemblies, pneumatic and electrical connectors, slack adjusters, gladhands, hubs and trailer draw bars are manufactured for the heavy duty brake market. Engine system parts include condensers, contacts, complete distributors, distributor caps, ignition coils, rotors, control modules, sensors, actuators, electronic voltage regulators, wire and cable products, carburetor and emission control parts, fuel pumps, water pumps, oil pumps, power steering pumps, filters, gaskets, heating and air-conditioning and power steering coupled hose assemblies, oil coolers, starter drives, solenoids, electronic fuel injection systems, oxygen sensors, EGR valves, LPG carburetion parts and PCV valves. Other vehicle parts include new and remanufactured clutches, bell housings, automatic transmission parts, timing gears and chains, universal joints, drive shafts, engine mounts, airhorns, steering and air suspension system components, heavy duty windshield wiper systems, shifters and linkage, traction bars, shock absorbers, ball pins, track rod ends, king pins, tie-rods, rubber bushings and mounts, louvers, lug nuts, wheel and chrome accessories, mirrors, electrical connectors, body paints and finishes and cleaners for the high performance market. Non-vehicular products include security access control products, small engine parts, marine engine parts and extruded plastic.


Sales by product class for the last three fiscal years ended August 31 were as follows:



                            (In millions of dollars)

Product Class                1996      1995      1994
-------------                ----      ----      ----

Brake System Parts        $1,253.3  $1,181.2  $1,053.4
Engine System Parts          969.5     848.6     617.3
Other Vehicle Parts          736.2     576.1     508.6
Non-Vehicular Products       169.7     112.0      50.2
                          --------  --------  --------
           Total          $3,128.7  $2,717.9  $2,229.5
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


Customers
---------

   Members of the National Automotive Parts Association (NAPA) represent the company's largest group of customers and accounted for 8.6% of consolidated net sales for the year ended August 31, 1996. Included in this number were sales to Genuine Parts Company and its affiliates, the largest member of NAPA, which accounted for 8.5% of consolidated net sales in fiscal 1996. This long-standing relationship with NAPA started in 1928. Products identified by the trademarks "NAPA Echlin" and "NAPA United" are sold exclusively in the United States to NAPA distribution centers. Echlin believes its relationships with NAPA and its members are good, however, the loss of the NAPA members as customers would have a materially adverse effect on its business.


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

Environmental Regulations
-------------------------

   The company is involved with a number of waste disposal sites as to which it has been named a potentially responsible party (PRP) under the Federal Superfund law. The extent of the company's financial contribution to the cleanup of these sites is expected to be limited based on the volume of waste attributable to the company and the number and financial strength of other named PRPs. The company is also involved in remedial and voluntary environmental cleanup projects at several other sites which are not the subject of any Superfund law proceeding. Although it is impossible at this time to quantify the potential financial impact of compliance with environmental protection laws, management does not believe that compliance with Federal, state or local provisions will have a material effect on capital expenditures, earnings or its competitive position. The company continues to modify, on an ongoing, regular basis, certain of its processes to reduce the impact on the environment. These efforts include removal of many of its underground storage tanks and reduction or elimination of certain materials and wastes from use in operations.

Employees
---------

   Echlin employs approximately 27,700 people worldwide. The company believes that relations with its employees are satisfactory.


Research and Development
------------------------

   Echlin's basic parts and supplies business does not require it to make substantial expenditures on research and development activities. However, Echlin has developed several new products and continues to make expenditures for the modification and improvement of existing products and services. In addition, as a result of recent acquisitions, the company is developing new products for use by original equipment manufacturers in the United States and Europe. For the years ended August 31, 1996, 1995 and 1994, Echlin spent $44,711,000, $34,652,000 and $22,535,000, respectively, on research and developmental efforts, substantially all of which was sponsored by Echlin.


Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

   For information relating to Echlin's foreign and domestic operations for fiscal 1996, 1995 and 1994, see Note 9 to the consolidated financial statements appearing on page 44 of Echlin's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference. Export sales represent less than 10% of the company's consolidated net sales.


ITEM 2.  PROPERTIES
-------------------

   The following table sets forth a summary description of Echlin's principal physical properties as of November 1, 1996:

                                                                Lease
                                                 Approximate  Expiration
Location           Principal Business Activity   Square Feet    Dates
--------           ---------------------------   -----------  ----------
Prattville, AL    Heavy duty brake parts          108,000
                                                  123,000/*/        2000

La Mirada, CA     Parts distribution center        80,000/*/        2000

Modesto, CA       Parts distribution center       150,000/*/        1999

Vernon, CA        Parts distribution center        80,000/*/        2001

Branford, CT      Ignition and electrical parts   426,000

Newark, DE        Parts distribution center       146,000/*/        2000

Medley, FL        Parts distribution center        73,000/*/        1998


ITEM 2. (continued)
---------------------
                                                                     Lease
                                                      Approximate  Expiration
Location               Principal Business Activity    Square Feet    Dates
--------               ---------------------------    -----------  ----------
Pensacola, FL          Carburetor and emission
                       control parts                     128,000

Chicago, IL            Fuel pumps                        217,000

Franklin Park, IL      Parts distribution center         142,000/*/        2001

Litchfield, IL         Brake and small engine parts      525,000

McHenry, IL            Brake parts                       562,000

Naperville, IL         Distribution center               100,000/*/        1998

Ottawa, IL             Remanufactured clutches           185,000

Andrews, IN            Coupled hose assemblies           153,000/*/        2091

Angola, IN             Fuel system parts                 135,000

Columbia City, IN      Coupled hose assemblies           241,000

Elkhart, IN            Electronic components             249,000

Kendallville, IN       Fuel system parts                 118,000

Michigan City, IN      Heavy duty windshield wiper
                       systems                           106,000/*/        1998

Mishawaka, IN          Wire and cable products           160,000

Mitchell, IN           Coupled hose assemblies            90,000

Columbus, KS           Electrical rebuilder parts        169,000

Independence, KS       Ignition and electrical parts     389,000

Iola, KS               Air brake parts                   173,000

McPherson, KS          Extruded plastic sheet products   101,000

Stanford, KY           Brake parts                        95,000

Cuba, MO               Brake parts                       128,000

Kansas City, MO        Heavy duty parts distribution     150,000/*/        1998
                       center

Marion, NC             Remanufactured heavy duty
                       parts                              85,000

Archbold, OH           Fuel system parts                 135,000

Cleveland, OH          High performance products         404,000

Dover, OH              Fuel system parts                 156,000

Upper Sandusky, OH     Brake parts                       206,000

Nashville, TN          Parts distribution center         437,000/*/   1997,1998

Paris, TN              Brake parts and clutches          120,000

Fredericksburg, VA     Remanufactured brake parts        118,000/*/        1998

ITEM 2. (continued)
---------------------------
                                                                        Lease
                                Principal Business      Approximate   Expiration
Location                             Activity           Square Feet     Dates
---------------------------  -------------------------  ------------  ----------
Sydney, Australia            Warehouse and               179,000/*/    2002,2003
                             distribution center

Sao Paulo, Brazil            Ignition and electrical      82,000/*/         2000
                             parts; water pumps
                                                          77,000

Anjou, Canada                Brake parts                 206,000/*/    1998,2005

Guelph, Canada               Brake parts                  87,000

Milton, Canada               Brake parts                  72,000/*/         2004

Mississauga, Canada          Parts distribution center   129,000/*/         2002

Montreal, Canada             Brake parts                 206,000/*/    1998,2005

Rexdale, Canada              Parts distribution center    97,000

Sudbury, Canada              Disc brake rotor castings   147,000

Thetford Mines, Canada       Brake parts                  71,000/*/         1996

Birmingham, England          Carburetor and other fuel
                             system parts                216,000

Nuneaton, England            Product distribution        154,000/*/         2001
                             center

Redditch, England            Clutches; air brake parts   336,000

Strood, England              Oil pumps; power steering
                             components                  354,000

Ebern, Germany               Brake parts; clutches       887,000

Heidelberg, Germany          Brake parts                 140,000

Los Reyes, Mexico            Brake parts                 169,000

Mexico City, Mexico          Brake and electrical        195,000/*/    1996,1997
                             parts

Ponce, Puerto Rico           Brake and engine system     151,000/*/         1999
                             parts

Johannesburg,
South Africa                 Electrical and brake        146,000
                             parts

Llodio, Spain                Shock absorbers             138,000

Caracas, Venezuela           Electrical components       118,000/*/        1996

Colwyn Bay, Wales            Water pumps; steering and
                             suspension system
                             components                  225,000

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

  Listed below is the name, age, position and business experience of each officer of the company during the past five years:


Frederick J. Mancheski  (age 70)  Chairman of the Board and Chief Executive
----------------------
Officer since 1969; a Director since 1963.

C. Scott Greer  (age 46)  President and Chief Operating Officer since September
--------------
1994; President since 1990; a Director since 1990.

Jon P. Leckerling  (age 48)  Vice President, General Counsel and Corporate
-----------------
Secretary since 1990.

Milton J. Makoski  (age 50) Vice President-Human Resources since 1986.
-----------------

Joseph A. Onorato  (age 47)  Vice President and Treasurer since 1994; Treasurer
-----------------
from 1990 to 1994.

Robert F. Tobey  (age 51)  Vice President-Corporate Development since 1994;
---------------
various managerial positions within Echlin's International Group from 1991 to 1994.

Kenneth T. Flynn Jr.  (age 47)  Assistant Corporate Controller since 1985.
--------------------

Thomas P. Marchese  (age 53) Assistant Vice President-Corporate Development
------------------
since 1994; Director Business Development U.S. from 1991-1994.

Charles W. O'Connor  (age 66)  Assistant General Counsel and Assistant Secretary
-------------------
since 1990.

Edward C. Shalagan (age 44) Assistant Treasurer since 1988.
------------------

Edward D. Toole Jr.  (age 66) Associate General Counsel and Assistant Secretary
-------------------
since 1990.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
--------------------------------------------------------------
SECURITY HOLDER MATTERS
-----------------------

  Echlin's common stock is listed on the New York Stock Exchange, the Pacific Stock Exchange and the International Stock Exchange in London. Options on Echlin's stock are also traded on the Pacific Stock Exchange. The number of record holders of common stock on November 6, 1996 was 3,763. The quarterly market price and dividend data appearing on page 48 of Echlin's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

  The presentation under "Historical Data" on pages 46 and 47 of Echlin's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

   "Review of Operations and Financial Condition" on pages 7 through 9 of Echlin's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

   The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholders' Equity, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Accountants as set forth on pages 31 through 45 of Echlin's 1996 Annual Report to Shareholders are incorporated herein by reference.


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

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

   Information relating to Directors is set forth under the caption "Election of Directors" on pages 2 through 6 in Echlin's 1996 Annual Proxy Statement and is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

   Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" and "Executive Compensation" on pages 4 and 5 and 7 through 17, respectively, in Echlin's 1996 Annual Proxy Statement and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

   Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Beneficial Ownership" on pages 5 through 6 in Echlin's 1996 Annual Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

   Information relating to Certain Relationships and Related Transactions is set forth under the caption "Election of Directors" in Echlin's 1996 Annual Proxy Statement on pages 2 through 6 and page 11 are incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

14. (a)  Document List
         -------------

1.  Financial Statements
    --------------------

   Among the responses to this Item 14 (a) are the following financial statements which are incorporated herein by reference in Item 8 above:

    (i) Consolidated Statements of Income for the three years ended August 31, 1996, 1995 and 1994
    (ii)   Consolidated Balance Sheets at August 31, 1996 and 1995
    (iii) Consolidated Statements of Cash Flows for the three years ended August 31, 1996, 1995 and 1994
    (iv) Consolidated Statements of Changes in Shareholders' Equity for the three years ended August 31, 1996, 1995 and 1994
    (v)    Notes to Consolidated Financial Statements
    (vi)   Report of Independent Accountants


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


3.  Exhibits Required by Item 601 of Securities and Exchange Commission
    -------------------------------------------------------------------
    Regulation S-K.
    --------------

       (3)  (i)   (a) Certificate of Incorporation, filed as Exhibit 3 (3)(ii)
                  to the Annual Report on Form 10-K for the fiscal year ended
                  August 31, 1987, is incorporated herein by reference;
                  (b)Certificate of Amendment amending the Certificate of Incorporation to Establish Series A Cumulative Participating
                  Preferred Stock, filed as Exhibit 3 (3)(iii) to the Annual
                  Report on Form 10-K for the fiscal year ended August 31, 1989, is incorporated herein by reference; (c) Certificate of Amendment, amending the Certificate of Incorporation, to limit the liability of directors for monetary damages under certain circumstances, filed as Item 2 to the 1989 Annual Proxy
                  Statement, is incorporated herein by reference.
            (ii)  By-Laws, as amended on December 22, 1987, June 21, 1988,
                  October 30, 1991, and June 29, 1994 is being filed as an Exhibit.

       (4)  (i)   Specimen of Common Stock Certificate, filed as Exhibit 2(1) to
                  Registration No. 2-63494, is incorporated herein by reference.
            (ii)  Rights Agreement, dated as of June 21, 1989, between Echlin
                  Inc. and The Connecticut Bank and Trust Company, N.A., as
                  Rights Agent, which includes the form of Amendment to the company's Certificate of Incorporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C, filed as Exhibit 1 to the Current Report on Form 8-K dated June 21, 1989 is incorporated herein by reference.

--------------------

          (iii) Successor Rights Agent Agreement between Echlin Inc. and The First National Bank of Boston appointing The First National Bank of Boston as successor Rights Agent to replace The Connecticut Bank and Trust Company, N.A. as Rights Agent, filed as Exhibit 3(3)(iv) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

       (10) (i) Amended and Restated Unfunded, Non-Qualified Deferred Compensation Agreement dated as of April 8, 1996, filed as Exhibits 3 (10)(i) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1996; (ii) Amended and Restated Supplemental Executive Retirement Plan dated as of October 25, 1996, filed as Exhibit 3(10)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1996, (iii) Supplemental Senior Executive Retirement Plan dated as of October 25, 1996, filed as Exhibit 3 (10)(iii) to the Annual Report on Form 10-K for the year ended August 31, 1996; (iv) Echlin Inc. Non-Executive Director Stock Option Plan filed as Appendix A the 1996 Annual Proxy Statement, is incorporated herein by reference; (v) the Echlin Inc. Performance Unit Plan, filed as Appendix A to the 1994 Annual Proxy Statement, together with the First Amendment to the Echlin Inc. Performance Unit Plan, filed as Appendix A to the 1995 Annual Proxy Statement, are incorporated herein by reference; (vi) information set forth under the caption "Executive Bonus Plan" in the 1992 Annual Proxy Statement is incorporated herein by reference; (vii) the Echlin Inc. 1992 Stock Option Plan, filed as Appendix A to the 1992 Annual Proxy Statement, is incorporated herein by reference; (viii) Change In Control Severance Policy dated as of December 19, 1990, as amended, filed as Exhibit 3(10)(ii) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1991, is incorporated herein by reference.


       (13) The financial section of Echlin's 1996 Annual Report to Shareholders, which contains the information incorporated by reference in this Annual Report on Form 10-K, is being filed as an Exhibit.

       (22) List of Subsidiaries of Echlin Inc. is being filed as an Exhibit.

       (27)       Financial Data Schedule is being filed as an Exhibit.

       All other exhibits are omitted because they are not applicable.


14 (b)  Reports on Form 8-K
---------------------------

   No Current Report on Form 8-K was required to be filed for the three months ended August 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Echlin Inc.

                                  By:  /s/ Frederick J. Mancheski
                                      -----------------------------
                                      Frederick J. Mancheski
                                      Chairman of the Board
                                      and Chief Executive Officer
Date:  November 18, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* indicated on November 18, 1996.



 /s/ Frederick J. Mancheski
---------------------------
Frederick J. Mancheski, Chairman of the Board
and Chief Executive Officer

 /s/ C. Scott Greer
--------------------------
C. Scott Greer, President and Chief Operating Officer, and Director

 /s/ Kenneth T. Flynn, Jr.
--------------------------
Kenneth T. Flynn, Jr. Assistant Corporate
Controller, Acting Chief Accounting Officer

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------


To the Shareholders and Board of Directors of Echlin Inc.


Our audits of the consolidated financial statements referred to in our report dated September 24, 1996 appearing on page 31 of the 1996 Annual Report to Shareholders of Echlin Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
-----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
September 24, 1996



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-66422, No. 33-15813, No. 2-92426, and No. 33-
15814) of Echlin Inc. of our report dated September 24, 1996 appearing on page 31 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.



/s/ Price Waterhouse LLP
-----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
November 18, 1996

                                  ECHLIN INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                                                Additions
                                                   ----------------------------------
                                  Balance at                         Balances assumed  Write-offs,
                                  beginning        Charged to costs  in business       net of          Balance at end
      Description                 of period        and expenses      acquisitions      recoveries (c)  of period
-----------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
--------------------------------
  Year ended August 31, 1996       $8,489,000 (a)    $6,340,000        $  419,000      $(9,627,000)       $5,621,000

  Year ended August 31, 1995       $5,986,000 (b)    $2,950,000        $2,745,000      $(3,593,000)       $8,088,000

  Year ended August 31, 1994       $4,299,000        $3,288,000             -          $(1,896,000)       $5,691,000

(a) Restated to include valuation accounts for Moto Mirror Inc., Plains Plastics Inc. and American Electronic Components, Inc. due to the pooling of interests transactions.

(b) Restated to include the valuation accounts for Theodore Bargman Company due to the pooling of interests transaction.

(c) Includes translation adjustments on allowance for doubtful account balances of non-U.S. divisions.

Exhibit 22.   Subsidiaries of Echlin Inc. (indirect subsidiaries are indented)

                                      State or Jurisdiction        Percentage of
Name                                  Where Organized              Securities Owned
----                                  ---------------------        ----------------
Ace Electric Company, Inc.                  Missouri                         100
American Electronic Components, Inc.        Delaware                         100
Automotive Brake Company Inc.               Delaware                         100
  Brake Parts Inc.                          Delaware                         100
  Friction Inc.                             Delaware                         100
  Hydraulics Inc.                           Delaware                         100
Automotive Controls Corp.                   Connecticut                      100
Beck/Arnley Worldparts Corp.                Delaware                         100
Blackstone Manufacturing Co., Inc.          Illinois                         100
BWD Automotive Corporation                  Delaware                         100
BWD Automotive of Puerto Rico, Inc.         Puerto Rico                       70
Corporation Lusac and Comfhia, S.A. de
 C.V.                                       Mexico                           100
  Frenos Lusac, S.A. de C.V.                Mexico                           100
Echlin Argentina S.A.                       Argentina                        100
Echlin Asset Funding Corp.                  Connecticut                      100
Echlin Australia (Pty.) Ltd.                Australia                        100
Echlin (Bermuda) Ltd.                       Bermuda                           99
Echlin Canada Inc.                          Canada                           100
  Brake Parts Canada Inc.                   Ontario                          100
  Distex Ind. Inc.                          Ontario                          100
  Neelon Casting Ltd.                       Ontario                          100
Echlin Charger Mfg. Co. (Pty.) Ltd.         South Africa                      92
Echlin China Limited                        Hong Kong                        100
  Ai Che Distribution Co. Ltd.              China                             80
Echlin Comercial, S.A. de C.V.              Mexico                           100
Echlin Dominicana, S.A.                     Dominican Republic               100
Echlin Europe Limited                       England                          100
  Grau Limited                              England                          100
  Hobourn Automotive Limited                England                          100
  Lipe Limited                              England                          100
  Preferred Technical Group. CHA Limited    England                          100
Quinton Hazell plc                          England                          100
    Motaproducts Automotive Limited         England                          100
    Quinton Hazell Holdings Espana, S.A.    England                          100
       La Industrial Plastica Y
         Metalurgica, S.A.                  Spain                            100
Echlin Holding Deutschland GmbH             Germany                          100
  Echlin Grundstucksverwaltung
    (Deutschland) GmbH                      Germany                          100
  Fahrzeugtechnik Ebern GmbH                Germany                          100
  Echlin India Private Limited              India                             50
  Move Brems - und Kupplungsschlauch GmbH   Germany                          100
Echlin International, V.I., Inc.            Virgin Islands                   100
Echlin-Ponce, Inc.                          Delaware                         100
Echlin Taiwan Ltd.                          Taiwan                           100
Emboabas Industria e Comercio Limitada      Brazil                           100
  Echlin do Brasil S.A.                     Brazil                           100
Grau GmbH                                   Germany                          100
Grupo Echlin Automotriz, S.A. de C.V.       Mexico                           100
Integrated Technologies Group, Inc.         Connecticut                      100
Inversiones Echlin, S.A. de C.V.            Mexico                           100
  Echlin Mexicana, S.A. de C.V.             Mexico                           100
  Itapsa, S.A. de C.V.                      Mexico                           100
Inversora Sabana, S.A.                      Venezuela                        100
  Echlin de Venezuela, C.A.                 Venezuela                        100
     Echlin de Colombia, Ltda.              Colombia                         100
Midland Brake, Inc.                         Delaware                         100
Moto Mirror Inc.                            Texas                            100
Mr. Gasket, Inc.                            Delaware                         100
Pacer Industries, Inc.                      Missouri                         100

                                        State or Jurisdiction      Percentage of
Name                                    Where Organized            Securities Owned
----                                    ---------------------      ----------------
PAH Mexico Inc.                                  Delaware                100
  Balatas American Brakebloks, S.A. de C.V.      Mexico                  100
Prattville Mfg., Inc.                            Delaware                100
Preferred Technical Group International, Inc.    Delaware                100
  Multitech - PTG, Inc.                          Delaware                100
  Preferred Technical Group, Inc.                Delaware                100
Ristance Corporation                             Indiana                 100
  Echlin de Saltillo, S.A. de C.V.               Mexico                  100
Sierra International Inc.                        Illinois                100
Tekonsha Engineering Company                     Michigan                100
Theodore Bargman Co.                             Michigan                100
United Brake Systems Inc.                        Delaware                100
WAWD-EAP Automotive Products, Inc.               Delaware                100
W.M. Holding Co., Inc.                           Delaware                100
  Producciones Automotrices, S.A. de C.V.        Mexico                  100
3125025 Canada Inc.                              Canada                  100