Form 10-Q
period 1996-11-30
ECHLIN INC
filed 1997-01-09
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   For the quarterly period ended    November 30, 1996
                                  ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X    NO
                                                   ----      ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class                         Outstanding at December 31, 1996
--------------------------                 --------------------------------
Common stock, $1 par value                           62,395,864

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----
Item 1.  Financial Statements

           Consolidated balance sheets--November 30, 1996
           and August 31, 1996.                                       3

           Consolidated statements of income--Three months ended
           November 30, 1996 and 1995.                                4

           Consolidated statements of cash flows--Three months
           ended November 30, 1996 and 1995.                          5

           Notes to consolidated financial statements--
           November 30, 1996.                                         6

Item 2.  Management's Financial Analysis                              7


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders          8

Item 6.  Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                            9
----------


                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share data)

                                                   November 30,  August 31,
                                                       1996         1996
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $   19,257  $   16,106
  Accounts receivable, less-allowance for
    doubtful accounts of $5,937 and $5,621             421,350     370,837
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  180,986     167,215
    Work in process                                     90,971      87,140
    Finished goods                                     471,114     425,027
                                                    ----------  ----------
      Total inventories                                743,071     679,382
  Other current assets                                  58,815      42,687
                                                    ----------  ----------
    Total current assets                             1,242,493   1,109,012
                                                    ----------  ----------
Property, plant and equipment, at cost               1,238,530   1,155,495
  Accumulated depreciation                            (554,748)   (534,186)
                                                    ----------  ----------
    Property, plant and equipment, net                 683,782     621,309
                                                    ----------  ----------
Marketable securities                                   84,671      83,578
                                                    ----------  ----------
Intangible Assets                                      357,323     226,292
                                                    ----------  ----------
Other assets                                            85,552      90,563
                                                    ----------  ----------
  Total assets                                      $2,453,821  $2,130,754
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $   69,044  $   21,596
  Current portion of long-term debt                     10,258       6,286
  Accounts payable                                     252,805     264,532
  Accrued taxes on income                               37,152      33,985
  Accrued liabilities                                  225,525     197,828
                                                    ----------  ----------
    Total current liabilities                          594,784     524,227
                                                    ----------  ----------
Long-term debt                                         690,585     468,013
                                                    ----------  ----------
Deferred income taxes                                  128,909     129,640
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:
    Authorized 150,000,000 shares,
    issued 62,321,564 and 62,242,279                    62,322      62,242
  Capital in excess of par value                       352,280     350,935
  Retained earnings                                    682,533     658,235
  Foreign currency translation adjustment              (57,007)    (61,953)
  Net unrealized investment gains                        2,410       2,410
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                       1,039,543   1,008,874
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,453,821  $2,130,754
                                                    ==========  ==========


See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date.

                                ECHLIN INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands, except per share data)

                                                       Three Months Ended
                                                          November 30,
                                                     --------------------

                                                        1996        1995
                                                     ---------   ---------

Net sales                                             $846,045    $713,767
Cost of goods sold                                     630,808     520,665
                                                     ---------   ---------
  Gross profit on sales                                215,237     193,102
Selling and administrative expenses                    148,895     133,866
                                                     ---------   ---------
  Income from operations                                66,342      59,236
                                                     ---------   ---------
Interest expense                                        11,159      10,718
Interest income                                          3,194       2,829
                                                     ---------   ---------
  Interest expense, net                                  7,965       7,889
                                                     ---------   ---------
  Income before taxes                                   58,377      51,347
Provision for taxes                                     20,432      17,674
                                                     ---------   ---------
  Net income                                          $ 37,945    $ 33,673
                                                     =========   =========

Average shares outstanding                              62,012      61,853
                                                     =========   =========

  Earnings per share                                     $0.61       $0.54
                                                     =========   =========

  Dividends per share                                    $0.22      $0.205
                                                     =========   =========

See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)

                                                        Three Months Ended
                                                            November 30,
                                                      ---------------------
                                                         1996        1995
                                                      ---------   ---------
    Cash flows from operating activities:
      Net income                                      $ 37,945    $ 33,673
      Adjustment to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   27,051      22,105
        Gain on sale of business                        (7,283)         --
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                            (12,719)    (32,675)
        Inventories                                    (46,228)    (31,728)
        Other current assets                            (7,964)     (3,935)
        Accounts payable                               (31,356)      5,517
        Taxes on income                                    239      11,423
        Accrued liabilities                             12,364     (18,351)
        Other                                           (5,659)       (267)
                                                      --------    --------
          Cash used for operating activities           (33,610)    (14,238)
                                                      --------    --------

      Cash flows from financing activities:
        Long-term and short-term borrowings            354,897     163,390
        Long-term and short-term repayments           (119,345)   (117,797)
        Proceeds from common stock issuances             1,425       1,140
        Dividends paid                                 (13,647)    (12,229)
                                                      --------    --------
          Cash provided by financing activities        223,330      34,504
                                                      --------    --------

      Cash flows from investing activities:
        Capital expenditures, net of disposals         (27,361)    (22,436)
        Sale of marketable securities                      436      17,576
        Net assets of businesses acquired and sold    (160,928)    (36,935)
                                                      --------    --------
          Cash used for investing activities          (187,853)    (41,795)
                                                      --------    --------
      Translation impact on cash                         1,284      (1,592)
                                                      --------    --------
         Increase (decrease) in cash and cash
          equivalents                                    3,151     (23,121)
      Cash and cash equivalents at beginning of period  16,106      27,700
                                                      --------    --------
        Cash and cash equivalents at end of period    $ 19,257    $  4,579
                                                      ========    ========

      See notes to consolidated financial statements.

                                ECHLIN INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. General:
----------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1996.

NOTE 2. Business Combinations:
------------------------------
During September 1996, the company acquired Long Manufacturing, Ltd.
(Long), headquartered in Oakville, Ontario, Canada, for approximately $158.8 million. Long manufactures and distributes motor vehicle heat exchange products and air-conditioning evaporators to original equipment manufacturers and aftermarket customers.

In October 1996, the company acquired Nobel Plastiques SA (Nobel), located in France and Spain, for approximately $16 million. Nobel manufactures fluid, hydraulic and pneumatic servo control lines.

Both acquisitions were accounted for using the purchase method of accounting.

NOTE 3. Borrowing Arrangements:
-------------------------------
Commercial paper, domestic notes payable and certain notes payable with foreign banks at November 30, 1996 have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement. The weighted average interest rates at November 30, 1996 were 5.4% for commercial paper, 5.8% for domestic notes payable and 3.3% for foreign notes payable.

NOTE 4. Sale of Business:
-------------------------
During October 1996, the company sold certain assets of Sensor Engineering, a division of the company that manufactures cards and readers for access control systems, for $11.4 million. The pre-tax gain resulting from the sale, in the amount of $7,283,000, was deducted from selling and administrative expenses in the accompanying consolidated statement of income. The gain on the sale added $0.07 to earnings per share for the quarter.

                                ECHLIN INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 5. Subsequent Event:
-------------------------

During December 1996, the company acquired the outstanding common stock of Iroquois Tool Systems, Inc., a brake rotor manufacturer, located in Erie, Pennsylvania by issuing 335,474 shares of common stock. This acquisition will be accounted for as a pooling of interests and as a result the financial statements for fiscal 1997 will be restated during the second quarter to include Iroquois results.


                   MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
----------------------

Net sales for the first three months of fiscal 1997 increased $132,278,000 or 18.5% as compared to the same period a year ago. This growth was primarily due to the acquisitions of EPIC Technical Group, formerly known as the Automotive Segment of Handy & Harman, and Long Manufacturing Ltd.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 4.0%. Domestic comparable operations rose 5.3% while foreign comparable operations were 1.0% above a year ago. Domestically the sales growth was due to the introduction of new products, price increases and a slight increase in unit volume. The non-U.S. operations sales increase was attributable to price increases and the introduction of new products, partially offset by lower unit volume and the effect of translation. European heavy duty operations began to experience weaker customer demand during the period.

Gross profit to sales for the quarter declined 1.7% to 25.4% as compared to the prior year. This quarter we experienced higher than normal returned goods from U.S. warehouse distributors and retailers which have adversely impacted margins. In addition, weak customer demand around the world caused us to lower production levels, resulting in unabsorbed overhead costs.

Selling and administrative expenses increased $15,029,000 or 11.2% over the prior year. The percentage of selling and administrative expenses to sales declined 1.2% to 17.6% from a year ago. The dollar increase was primarily attributable to expenses generated by acquisitions, offset in part by the pre-tax gain of $7,283,000 from the sale of Sensor Engineering.

Net interest expense increased $76,000 over the previous year due to higher average debt levels, which was partially offset by lower domestic short-term borrowing rates.

                             ECHLIN INC.
                   MANAGEMENT'S FINANCIAL ANALYSIS

Liquidity and Sources of Capital:
---------------------------------
During the first three months of fiscal 1997, operations used
$33,610,000 of cash vs. $14,238,000 used during the same period last year. Higher cash outflows due to timing of liability payments were partially offset by improved cash inflows for accounts receivable.

During the quarter the company's debt levels, excluding amounts added by acquisitions, increased $235,552,000. These funds were used to fund acquisitions, working capital requirements and capital expenditures.

The ratio of total debt to total capital was 43% at November 30, 1996 as compared to 33% at August 31, 1996 and 38% at November 30, 1995.

                     PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
The Annual Meeting of Shareowners was held on December 18, 1996, for the purpose of electing eleven Directors of the company, approving the 1996 Non-Executive Director Stock Option Plan, and approving the designation of Price Waterhouse LLP as independent accountants for fiscal 1997. All of the company's nominees for directors as listed in the proxy statement were elected. The vote for each nominee was as follows:

                             Shares            Shares
                           voting "For"      "Withheld"
                           -----------        --------
  John F. Creamer, Jr.     55,391,955          920,104
  Milton P. DeVane         55,107,682        1,204,377
  John E. Echlin, Jr.      55,839,958          472,101
  C. Scott Greer           55,772,773          539,286
  John F. Gustafson        55,137,688        1,174,371
  Donald C. Jensen         55,836,845          475,214
  Trevor O. Jones          55,827,947          484,112
  Frederick J. Mancheski   55,710,870          601,189
  Phillip S. Myers         54,827,854        1,484,205
  William P. Nusbaum       55,707,636          604,423
  Jerome G. Rivard         55,393,571          918,488

The proposal for the approval of the 1996 Non-Executive Director
Stock Option Plan was adopted.  The proposal received 53,955,776
"For" votes, 2,055,729 "Against" votes and 300,554 abstentions.

The proposal for the approval of Price Waterhouse LLP as independent accountants for fiscal 1997 was adopted. The proposal received
55,930,614 "For" votes, 44,595 "Against" votes and 336,850
abstentions.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
During the quarter ended November 30, 1996, the company did not file any reports on Form 8-K.
                                  8

                             SIGNATURES
                            ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Echlin Inc.





Date:   January 9, 1997                   /s/ Kenneth T. Flynn, Jr.
        ----------------                  --------------------------
                                          Kenneth  T. Flynn, Jr.
                                          Assistant Corporate
                                          Controller, Acting Chief
                                          Accounting Officer




Date:  January 9, 1997                    /s/ Jon P. Leckerling
       ----------------                   --------------------------
                                          Jon P. Leckerling
                                          Vice President, General
                                          Counsel and Corporate
                                          Secretary