Form 10-Q
period 1997-02-28
ECHLIN INC
filed 1997-04-14
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    February 28, 1997
                                 ------------------------

                                    OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                 -------------    -------------

                        Commission file no. 1-4651
                                           -------

                                ECHLIN INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Connecticut                                      06-0330448
-------------------------------------------       ----------------------
   (State of incorporation)                          (I.R.S. employer
                                                      identification no.)

        100 Double Beach Road
        Branford, Connecticut                              06405
-------------------------------------------       ----------------------
 (Address of principal executive offices)                (Zip code)

                              (203) 481-5751
                 ---------------------------------------
           (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at March 31, 1997
--------------------------                 -----------------------------
Common stock, $1 par value                               62,434,094

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----
Item 1.  Financial Statements

          Consolidated balance sheets at February 28, 1997
          and August 31, 1996.                                        3

          Consolidated statements of income for the three
          months ended February 28, 1997 and February 29, 1996;
          for the six months ended February 28, 1997 and
          February 29, 1996.                                          4

          Consolidated statements of cash flows for the
          six months ended February 28, 1997 and
          February 29, 1996.                                          5

          Notes to consolidated financial statements at
          February 28, 1997.                                          6-7

Item 2.  Management's Financial Analysis                              8-9


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                            11

PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)
                                                   February 28,  August 31,
                                                       1997         1996
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    3,808  $   16,106
  Accounts receivable, less-allowance for
    doubtful accounts of $4,897 and $5,621             426,984     370,837
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  194,598     167,215
    Work in process                                     90,039      87,140
    Finished goods                                     462,375     425,027
                                                    ----------  ----------
      Total inventories                                747,012     679,382
  Other current assets                                  60,110      42,687
                                                    ----------  ----------
    Total current assets                             1,237,914   1,109,012
                                                    ----------  ----------
Property, plant and equipment, at cost               1,270,411   1,155,495
Accumulated depreciation                              (575,747)   (534,186)
                                                    ----------  ----------
    Property, plant and equipment, net                 694,664     621,309
                                                    ----------  ----------
Marketable securities                                   82,940      83,578
                                                    ----------  ----------
Intangible assets, net                                 365,694     226,292
                                                    ----------  ----------
Other assets                                            85,608      90,563
                                                    ----------  ----------
  Total assets                                      $2,466,820  $2,130,754
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $   41,635 $    21,596
  Current portion of long-term debt                      9,454       6,286
  Accounts payable, trade                              244,591     264,532
  Accrued taxes on income                               22,071      33,985
  Accrued liabilities                                  179,835     197,828
                                                    ----------  ----------
    Total current liabilities                          497,586     524,227
                                                    ----------  ----------
Long-term debt                                         796,146     468,013
                                                    ----------  ----------
Deferred income taxes                                  126,403     129,640
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 62,702,268 and 62,242,279                    62,702      62,242
  Capital in excess of par value                       352,903     350,935
  Retained earnings                                    694,283     658,235
  Foreign currency translation adjustments             (62,618)    (61,953)
  Net unrealized investment gains                        2,410       2,410
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                       1,046,685   1,008,874
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,466,820  $2,130,754
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date.

                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)
                                 Three Months Ended         Six Months Ended
                                Feb. 28,   Feb. 29,       Feb. 28,    Feb. 29,
                                  1997       1996           1997        1996
                                -------    --------       --------    --------
  Net sales                    $842,219    $735,902     $1,693,127  $1,449,669

  Cost of goods sold            645,375     549,053      1,280,394   1,069,718
                               --------    --------     ----------  ----------
    Gross profit on sales       196,844     186,849        412,733     379,951

  Selling and administrative
    expenses                    151,858     141,863        301,062     275,729
                               --------    --------     ----------  ----------
    Income from operations       44,986      44,986        111,671     104,222
                               --------    --------     ----------  ----------

  Interest expense              (11,806)    (11,633)       (23,015)    (22,351)
  Interest income                 3,097       2,329          6,294       5,158
                               --------    --------     ----------  ----------
    Interest expense, net        (8,709)     (9,304)       (16,721)    (17,193)
                               --------    --------     ----------  ----------
    Income before taxes          36,277      35,682         94,950      87,029

  Provision for taxes            12,676      12,128         33,232      29,802
                               --------    --------     ----------  ----------

    Net income                 $ 23,601    $ 23,554     $   61,718  $   57,227
                               ========    ========     ==========  ==========

  Average shares outstanding     62,409      61,918         62,377      61,884
                               ========    ========     ==========  ==========

  Earnings per share              $0.38       $0.38          $0.99       $0.92
                               ========    ========     ==========  ==========

  Dividends per share             $0.22      $0.205          $0.44       $0.41
                               ========    ========     ==========  ==========

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)
                                                      Six Months Ended
                                                 February 28,  February 29,
                                                 ------------  ------------
                                                      1997          1996
                                                      ----          ----
    Cash flows from operating activities:
      Net income                                    $ 61,718       $57,227
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                 56,363        46,119
        Gain on sale of business                      (7,360)            -
      Changes in assets and liabilities, excluding
        acquisitions' balance sheets:
        Accounts receivable                          (18,097)      (56,393)
        Inventories                                  (49,734)      (11,460)
        Other current assets                         (12,241)      (12,940)
        Accounts payable                             (43,038)       (4,891)
        Taxes on income                              (15,350)        3,040
        Accrued liabilities                          (33,235)      (17,667)
        Other                                          2,170        (2,619)
                                                    --------      --------
          Cash (used for) provided by
           operating activities                      (58,804)          416
                                                    --------      --------

      Cash flows from financing activities:
        Long-term and short-term borrowings          692,683       375,666
        Long-term and short-term repayments         (377,842)     (243,795)
        Sale of accounts receivable                        -        55,000
        Proceeds from common stock issuances           2,094         1,814
        Dividends paid                               (27,380)      (24,756)
                                                    --------      --------
          Cash provided by financing activities      289,555       163,929
                                                    --------      --------

      Cash flows from investing activities:
        Capital expenditures, net                    (68,945)      (48,477)
        Sales of marketable securities                 2,142        19,437
        Net assets of businesses acquired           (177,425)     (147,110)
                                                    --------      --------
          Cash used for investing activities        (244,228)     (176,150)
                                                    --------      --------
      Impact of foreign currency changes on cash       1,179        (6,243)
                                                    --------      --------
        Decrease in cash and cash equivalents        (12,298)      (18,048)
      Cash and cash equivalents at beginning
        of period                                     16,106        27,700
                                                    --------      --------
      Cash and cash equivalents at end of period     $ 3,808       $ 9,652
                                                    ========      ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General:
-----------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six-month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1996.


NOTE 2. Business Combinations:
------------------------------
During December 1996, the company acquired the outstanding common stock of Iroquois Tool Systems, Inc. (Iroquois), a brake rotor manufacturer, located in North East, Pennsylvania by issuing 335,474 shares of common stock. This transaction was accounted for as a pooling of interests and as a result the financial statements for the six months ended February 28, 1997 include Iroquois' results of operations. Since the acquisition did not have a material impact on the company, prior years' results were not restated.

During September 1996, the company acquired Long Manufacturing, Ltd.
(Long), headquartered in Oakville, Ontario, Canada, for approximately $170 million. Long manufactures and distributes motor vehicle heat exchange products and air-conditioning evaporators to original equipment manufacturers and aftermarket customers. In October 1996, the company acquired Nobel Plastiques SA (Nobel), located in France and Spain, for approximately $16 million. Nobel manufactures fluid, hydraulic and pneumatic servo control lines. The Long and Nobel acquisitions were accounted for using the purchase method of accounting.

NOTE 3. Borrowing Arrangements:
-------------------------------
Commercial paper, domestic notes payable and certain notes payable with foreign banks at February 28, 1997 were classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement. The weighted average interest rates at February 28, 1997 were 5.39% for commercial paper, 5.44% for domestic notes payable and 3.54% for foreign notes payable.

                              ECHLIN INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4. Sale of Business:
-------------------------
During October 1996, the company sold certain assets of Sensor Engineering, a division of the company that manufactures cards and readers for access control systems, for $11.4 million. The pre-tax gain resulting from the sale, in the amount of $7,360,000, was deducted from selling and administrative expenses in the accompanying consolidated statements of income. The gain on the sale added $0.07 to earnings per share.


NOTE 5. Earnings per share:
---------------------------
The Financial Accounting Standards Board recently implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires companies to disclose basic and diluted earnings per share. Basic earnings per share as shown on the income statements are calculated by dividing net income by the average number of common shares outstanding. Diluted earnings per share is arrived by dividing net income by the average number of common shares outstanding plus the number of shares which would be issued assuming the exercise of outstanding employee stock options. For the quarter and six month periods ended February 28, 1997, proforma diluted earnings per share would have been $0.37 and $0.98, respectively.

                           ECHLIN INC.
                 MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
----------------------
For the three and six months ended February 28, 1997, net sales increased 14 percent and 17 percent, respectively, over the corresponding periods of a year ago. The majority of this growth was due to businesses acquired during the past year including the Automotive Segment of Handy & Harman, Long Manufacturing, Nobel Plastiques SA and Iroquois Tool Systems, Inc.

Net sales of comparable operations rose 4 percent for both the three and six month periods. Domestically, operations increased 3 and 4 percent for the quarter and six months, respectively, reflecting the impact of price changes and new product introductions. Unit volume for the quarter was down as the continued softness in aftermarket demand for "under-the-hood" products and higher than normal returned goods from our customers, combined to offset continued growth in our automotive brake and fluid system businesses. For the six months, unit volume was flat with last year. Foreign comparable operations improved 6 and 3 percent for the quarter and six month period, respectively, reflecting price increases and the introduction of new products. In addition, second quarter unit volume was higher as increased demand for brake products in Canada and Europe offset continued weakness in our European heavy duty business. Unit volume was lower for the six months reflecting the downturn in European heavy duty production experienced throughout the period. Translation rate changes during the quarter increased sales primarily due to a weaker dollar in relation to the British pound. Year-to-date sales were lowered due to translation rate changes affecting our operations in Germany, South Africa and Mexico.

The gross profit to sales percentage for the six months declined from 26.2 a year ago to 24.4, while for the second quarter the percentage decreased to 23.4 from 25.4. Production was kept below planned levels in an effort to keep inventory in line with current demand. In addition, higher than normal costs of returned goods and changes in Echlin's business mix, negatively impacted margins.

Although selling and administrative expenses increased for the three and six month periods, they declined as a percentage of sales. For the second quarter, they declined to 18.0 percent from
19.2 percent a year ago, while for the six month period expenses declined to 17.8 percent vs. 19.0 percent last year. The dollar increase and percent of sales reduction for both periods was primarily due to current year acquisitions of original equipment businesses, which have expense-to-sales ratios below our historical average.

When compared to the prior year, net interest expense decreased $595,000 for the quarter and $472,000 for the six month period, as higher interest income earned from our Puerto Rican investment portfolio offset increased interest expense due to higher average debt levels.

MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)
-----------------------------------------


Liquidity and Sources of Capital:
---------------------------------

During the first six months of fiscal 1996, operations used
$58,804,000 of cash vs. the prior year when they provided $416,000. The additional outflow reflected higher inventory purchases to meet increased demand at certain locations and for new products, along with the timing of liability and tax payments. Partially offsetting these working capital outflows are increased cash inflows from accounts receivable collections.

Net debt increased $346,935,000 from year end primarily due to business acquisitions, current year capital expenditures and working capital requirements. Total debt to total capital was 45 percent, up from 41 percent a year ago and 33 percent at August 31, 1996.

Capital expenditures are $20 million above last year. This increase represented normal spending by companies acquired during the past year, tooling and machinery for new product introductions, and the purchase of a facility in the United Kingdom which had previously been leased.

                           ECHLIN INC.
                   PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------


1.  Exhibit (3) (ii) -  By-Laws as amended on December 22, 1987,
June 21, 1988, October 30, 1991, June 29, 1994, December 18, 1996,
and April 3, 1997 are being filed as an Exhibit.

2. During the quarter ended February 28, 1997, the company did not file any Reports on Form 8-K.

                           SIGNATURES
                          ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Echlin Inc.





Date:   April 14, 1997                Joseph A. Onorato
        --------------                --------------------------
                                      Joseph A. Onorato
                                      Vice President and
                                      Chief Financial Officer




Date:   April 14, 1997                Jon P. Leckerling
        --------------                --------------------------
                                      Jon P. Leckerling
                                      Vice President, General
                                      Counsel and Corporate
                                      Secretary