Form 10-Q
period 1997-05-31
ECHLIN INC
filed 1997-07-11
CIK 31348

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended        May 31, 1997
                                 ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at June 30, 1997
-------------------------                  ----------------------------
Common stock, $1 par value                        63,052,959

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----
Item 1.  Financial Statements

          Consolidated balance sheets at May 31, 1997
          and August 31, 1996.                                        3

          Consolidated statements of income for the three
          and nine months ended May 31, 1997 and 1996.                4

          Consolidated statements of cash flows for the
          nine months ended May 31, 1997 and 1996.                    5

          Notes to consolidated financial statements at
          May 31, 1997.                                               6-7

Item 2.  Management's Financial Analysis                              8-9


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                            10


                       PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)
                                                      May 31,    August 31,
                                                       1997         1996
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    6,538  $   16,106
  Accounts receivable, less-allowance for
    doubtful accounts of $5,136 and $5,621             479,910     370,837
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  199,530     167,215
    Work in process                                     85,877      87,140
    Finished goods                                     450,143     425,027
                                                    ----------  ----------
      Total inventories                                735,550     679,382
  Other current assets                                  52,316      42,687
                                                    ----------  ----------
    Total current assets                             1,274,314   1,109,012
                                                    ----------  ----------
Property, plant and equipment, at cost               1,310,663   1,155,495
Accumulated depreciation                              (592,163)   (534,186)
                                                    ----------  ----------
    Property, plant and equipment, net                 718,500     621,309
                                                    ----------  ----------
Marketable securities                                   78,597      83,578
                                                    ----------  ----------
Intangible assets, net                                 360,264     226,292
                                                    ----------  ----------
Other assets                                            95,249      90,563
                                                    ----------  ----------
  Total assets                                      $2,526,924  $2,130,754
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $   43,115  $   21,596
  Current portion of long-term debt                      5,033       6,286
  Accounts payable, trade                              284,099     264,532
  Accrued taxes on income                               28,021      33,985
  Accrued liabilities                                  192,418     197,828
                                                    ----------  ----------
    Total current liabilities                          552,686     524,227
                                                    ----------  ----------
Long-term debt                                         781,738     468,013
                                                    ----------  ----------
Deferred income taxes                                  123,490     129,640
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 63,291,458 and 62,242,279                    63,291      62,242
  Capital in excess of par value                       370,348     350,935
  Retained earnings                                    713,450     658,235
  Foreign currency translation adjustment              (77,494)    (61,953)
  Net unrealized investment gains                        2,410       2,410
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                       1,069,010   1,008,874
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,526,924  $2,130,754
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date.

                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                Three Months Ended          Nine Months Ended
                                      May 31,                    May 31,
                              ----------------------            ------------------------
                                  1997        1996           1997       1996
                                  ----        ----           ----       ----
  Net sales                    $931,177    $843,018     $2,624,304  $2,292,687

  Cost of goods sold            707,536     621,288      1,987,930   1,691,006
                               --------    --------     ----------   ---------
    Gross profit on sales       223,641     221,730        636,374     601,681

  Selling and administrative
    expenses                    160,851     147,884        461,913     423,613
                               --------    --------     ----------    --------
    Income from operations       62,790      73,846        174,461     178,068
                               --------    --------     ----------    --------

  Interest expense               14,437      10,994         37,452      33,345
  Interest income                 3,157       2,617          9,451       7,775
                               --------    --------     ----------    --------
    Interest expense, net        11,280       8,377         28,001      25,570
                               --------    --------     ----------    --------
    Income before taxes          51,510      65,469        146,460     152,498

  Provision for taxes            18,029      22,109         51,261      51,911
                               --------    --------     ----------    --------

    Net income                 $ 33,481    $ 43,360     $   95,199    $100,587
                               ========    ========     ==========    ========

  Average shares outstanding     62,590      61,946         62,457      61,903
                               ========    ========     ==========    ========

    Earnings per share            $0.53       $0.70          $1.52       $1.62
                               ========    ========     ==========    ========

    Dividends per share          $0.225       $0.22         $0.665       $0.63
                               ========    ========     ==========    ========

  See notes to consolidated financial statements.


                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)
                                                        Nine Months Ended
                                                             May 31,
                                                      ---------------------
                                                        1997        1996
                                                        ----        ----
    Cash flows from operating activities:
      Net income                                      $ 95,199    $100,587

      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                   85,005      70,126
        Gain on sale of business                        (7,360)          -

        Changes in assets and liabilities, excluding
          acquisitions' balance sheets:
          Accounts receivable                          (76,512)   (125,195)
          Inventories                                  (41,676)     10,530
          Other current assets                          (4,243)     (9,377)
          Accounts payable                              (4,895)     (2,243)
          Taxes on income                               (8,815)     22,052
          Accrued liabilities                          (20,053)    (20,450)
          Other                                            207      (3,902)
                                                      --------    --------
          Cash provided by operating activities         16,857      42,128
                                                      --------    --------

    Cash flows from financing activities:
        Long-term and short-term borrowings            764,891     553,521
        Long-term and short-term repayments           (465,842)   (425,764)
        Sale of accounts receivables                         -      55,000
        Proceeds from common stock issuances             2,628       2,333
        Dividends paid                                 (41,431)    (38,286)
                                                      --------    --------
          Cash provided by financing activities        260,246     146,804
                                                      --------    --------

    Cash flows from investing activities:
        Capital expenditures, net                     (102,246)    (71,924)
        Sales of marketable securities                   7,012      21,066
        Net assets of businesses acquired             (191,140)   (149,722)
                                                      --------    --------
          Cash used for investing activities          (286,374)   (200,580)
                                                      --------    --------
    Impact of foreign currency changes on cash            (297)     (6,762)
                                                      --------    --------
        Decrease in cash and cash equivalents           (9,568)    (18,410)
    Cash and cash equivalents at beginning
        of period                                       16,106      27,700
                                                      --------    --------
    Cash and cash equivalents at end of period        $  6,538    $  9,290
                                                      ========    ========

    See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
-------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine-month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1996.


NOTE 2. Business Combinations:
------------------------------
In May 1997, Echlin purchased the Brazilian engine-components business of Industria e Commercio Brosol (Brosol) Ltda. by issuing $17,500,000 of Echlin common stock (531,108 shares). Brosol produces motor-vehicle fuel system parts. This transaction was accounted for using the purchase method of accounting.

During December 1996, the company acquired the outstanding common stock of Iroquois Tool Systems, Inc. (Iroquois), a brake rotor manufacturer, located in North East, Pennsylvania by issuing 335,474 shares of common stock. This transaction was accounted for as a pooling of interests and as a result, the financial statements for the nine months ended May 31, 1997 include Iroquois' results of operations. Since the acquisition did not have a material impact on the company, prior years' results were not restated.

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

NOTE 3. Borrowing Arrangements:
-------------------------------
Commercial paper, domestic notes payable and certain notes payable with foreign banks at May 31, 1997 were classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement. The weighted average interest rates at May 31, 1997 were 5.60% for commercial paper, 5.76% for domestic notes payable and 3.49% for foreign notes payable.

                              ECHLIN INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)


NOTE 4. Sale of Business:
-------------------------
During October 1996, the company sold certain assets of Sensor Engineering, a division of the company that manufactures cards and readers for access control systems, for $11.4 million. The pre-tax gain resulting from the sale, in the amount of $7,360,000, was deducted from selling and administrative expenses in the accompanying consolidated statements of income. The gain on the sale added $0.07 to earnings per share for the year.


NOTE 5. Earnings per Share:
---------------------------
The Financial Accounting Standards Board recently implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires companies to disclose basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common shares outstanding plus the number of shares which would be issued assuming the exercise of outstanding employee stock options. For the quarter and nine month periods ended May 31, 1997, proforma diluted earnings per share would have been $0.53 and $1.51, respectively.


Note 6. Subsequent Event:
-------------------------
During June 1997, the company acquired the North American Aftermarket division of ITT Automotive, a unit of ITT Industries, Inc, for $89,400,000. The business manufactures and distributes motor vehicle brake drums, rotors, shoes and pads for the aftermarket. The acquisition will be accounted for using the purchase method of accounting.

                              ECHLIN INC.
                    MANAGEMENT'S FINANCIAL ANALYSIS


Results of Operations:
----------------------
Net sales for the quarter ended May 31, 1997 increased 10 percent from last year's $843 million, while for the nine month period net sales increased 14 percent to $2.62 billion. This growth was primarily due to businesses acquired during the past year including the Automotive Segment of Handy & Harman, Long Manufacturing, Nobel Plastiques SA and Iroquois Tool Systems, Inc.

Net sales of comparable operations, those part of Echlin for at least twelve months, rose 1 and 3 percent for the three- and nine-month periods, respectively. Domestically, operations increased 3 and 4 percent, reflecting the positive impact of price increases and the introduction of new products. For both the three- and nine-month periods, unit volume was flat as improvements by the fluid systems and automotive brake businesses were partially offset by softness for engine system products. Foreign comparable operations declined 3 percent for the quarter, but were one percent over the nine-month period of a year ago. Both periods were negatively impacted by unit volume declines in the European heavy-duty business. Partially offsetting the unit volume declines were the favorable effect of price changes and the introduction of new products. Translation rate changes during the three- and nine-month periods lowered sales by $3.2 million and $5.8 million, respectively, due to the strengthening of the U.S. dollar in relation to the German mark, partially offset by a weaker U. S. dollar in relation to the British pound.

The quarter's gross profit to sales percentage decreased 2.3 percent to
24.0 percent, while for the nine month's it decreased 2.0 percent to
24.2 percent. These declines are primarily a result of unabsorbed fixed costs due to efforts to balance production with lower unit sales demand, higher customer returns, and product and customer mix changes.

Although selling and administrative expenses increased for the three- and nine-month periods, they declined as a percentage of sales. For the third quarter they declined to 17.3 percent from 17.5 percent a year ago, while for the nine-month period expenses declined to 17.6 percent vs. 18.5 percent last year. The dollar increase and percent of sales reduction for both periods was primarily due to expense levels generated by current year acquisitions of original equipment businesses, which have expense-to-sales ratios below Echlin's historical average.

Net interest expense for the three-month period increased $2,903,000, while for the nine-month period it increased $2,431,000 as compared to the prior year. This increase is attributable to higher domestic average debt levels.

During the second quarter of fiscal 1997, a letter of intent to sell our Midland-Grau heavy-duty brake business was signed with Allied Signal and Knorr Bremse. However, in May, we announced that the buyers had decided to discontinue negotiations. Alternate strategies regarding this business are now being reviewed.

                              ECHLIN INC.
               MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


The company is in the process of performing an in-depth evaluation of its business units and product lines which may result in consolidation and/or rationalization of various manufacturing plants and warehouses and the possible sale of underperforming businesses. Details of the restructuring will be finalized during the fourth quarter and the company will likely record a charge in excess of $100 million after tax.

Liquidity and Sources of Capital:
---------------------------------
During the first nine months of fiscal 1997 and 1996, operations provided cash flow of $16,857,000 and $42,128,000, respectively.
Working capital requirements were $27.4 million higher than the previous corresponding fiscal period. Income tax payments required an additional $30.9 million outflow, while we used $52.2 million more cash flow to meet increased inventory demand at certain locations and for new products. Partially offsetting these outflows were additional accounts receivable collections of $48.6 million.

Net debt levels increased $299,049,000 from year-end primarily due to current-year business acquisitions, capital expenditures and working capital requirements. Total debt to total capital was 44 percent at May 31, 1996, up from 40 percent a year ago and 33 percent at August 31, 1996.

During the first nine months of this fiscal year, foreign currency translation changes have reduced equity by $15,541,000. This primarily reflects a reduction in the U.S. dollar value of the net assets invested in the United Kingdom and Germany.

Capital expenditures were $30.3 million above last year. This increase represented normal spending by companies acquired during the past year, tooling and machinery for new product introductions, and the purchase of a facility in the United Kingdom which had previously been leased.




                      PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

During the quarter ended May 31, 1997, the company did not file a Report on Form 8-K.

                              SIGNATURES
                             ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Echlin Inc.



Date:   July 11, 1997                    Joseph A. Onorato
        -------------                    --------------------------
                                         Joseph A. Onorato
                                         Vice President & Chief
                                         Financial Officer



Date:   July 11, 1997                    Jon P. Leckerling
        -------------                    --------------------------
                                         Jon P. Leckerling
                                         Executive Vice President -
                                         Administration, General
                                         Counsel and Corporate
                                         Secretary