Form 10-K
period 1997-08-31
ECHLIN INC
filed 1997-11-18
CIK 31348

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

         Mark One
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended August 31, 1997

                                      OR

         [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES   X   NO
                            ---     ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 5, 1997 was $2,052,325,267. On November 5, 1997, there were 63,149,304 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

1. Portions of Echlin's 1997 Annual Report to Shareholders are incorporated into Parts I and II.

2.  Portions of Echlin's 1997 Annual Proxy Statement are incorporated into
    Part III.

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

   The company's principal products can be classified into the following categories: brake system, engine system, other vehicle parts and non-vehicular products. Brake system parts include hydraulic brake master cylinders, brake shoes, drums, brake cables, hardware and wheel cylinders for drum brake systems, disc pads, rotors and calipers for disc brake systems, hoses and electric brake controllers and antilock brake systems. In addition, wheel oil seals, compressors, air dryers, valves, power boosters, pressure converters, air brake actuating products, spring brakes, brake block, remanufactured brake shoes, hose assemblies, pneumatic and electrical connectors, slack adjusters, gladhands, hubs and trailer draw bars are manufactured for the heavy-duty brake market. Engine system parts include condensers, contacts, complete distributors, distributor caps, ignition coils, rotors, control modules, sensors, actuators, electronic voltage regulators, wire and cable products, carburetor and emission control parts, fuel pumps, lines and rails, water pumps, oil pumps, filters, gaskets, heating and air-conditioning coupled hose assemblies, oil coolers, electronic fuel injection systems, oxygen sensors, EGR and PCV valves. Other vehicle parts include power steering pumps, power steering coupled hose assemblies, new and remanufactured clutches, slave cylinders, bell housings, transmission oil cooler, timing gears and chains, universal joints, drive shafts, engine mounts, airhorns, air suspension system components, heavy duty windshield wiper systems, shifters and linkage, shock absorbers, ball pins, track rod ends, king pins, tie-rods, rubber bushings and mounts, louvers, lug nuts, wheel and chrome accessories, HVAC controls, window lift systems, mirrors, lights, trailer hitches, electrical connectors, body paints and finishes and cleaners for the high performance market. Non-vehicular products include marine and power equipment parts.

Sales by product class for the last three fiscal years ended August 31 were as follows:

                            (In millions of dollars)

Product Class               1997      1996      1995
-------------               ----      ----      ----
Brake System Parts        $1,357.6  $1,253.3  $1,181.2
Engine System Parts        1,176.9     969.5     848.6
Other Vehicle Parts          868.8     736.2     576.1
Non-Vehicular Products       165.3     169.7     112.0
                          --------  --------  --------
           Total          $3,568.6  $3,128.7  $2,717.9
                          ========  ========  ========

   The company's products are sold primarily as replacement products for use by professional technicians and by car and truck owners. Sales are made to automotive warehouse distributors, heavy-duty distributors, retailers, other parts manufacturers and parts remanufacturers. The company also sells its products to original equipment manufacturers in both the automotive and heavy-duty markets.

Raw Materials
-------------

   Echlin's principal requirements for raw materials consist of copper, brass, steel, plastic, paperboard, rubber, resin, iron, zinc and aluminum. Echlin is not dependent on any one source for the raw materials essential to its business, and during the last year encountered no difficulties in obtaining raw materials.

Patents and Licenses
--------------------

   Echlin holds a number of patents on its air brake system parts, hydraulic brake system parts, engine system parts, and fluid system parts. The loss or expiration of any of these patents would not, however, have a significant effect on Echlin's operations.

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

Customers
---------

   Echlin does not have any one customer which represents 10 percent or more of consolidated net sales.

Backlog
-------

   Most of Echlin's sales are from its inventory, so that the amount of backlog is not material to an understanding of its business.

Government Contracts
--------------------

   Government contracts are not material to Echlin's business.

Competitive Conditions
----------------------

   As Echlin sells different product lines in various global markets, there is no one company which serves as its major competitor. There are a number of large independent manufacturers of parts and supplies and the leading original equipment manufacturers also supply virtually every part sold by Echlin. In addition, the company faces competition in domestic markets from foreign manufacturers.

   Competition in all markets served by Echlin is based on product quality, delivery, warranty, customer service and price. Echlin believes that its products command good acceptance, and that it is one of the leading manufacturers in the industry.

Environmental Regulations
-------------------------

   The company is involved with a number of waste disposal sites as to which it has been named a potentially responsible party (PRP) under the Federal Superfund law. The extent of the company's financial contribution to the cleanup of these sites is expected to be limited based on the volume of waste attributable to the company and the number and financial strength of other named PRPs. The company is also involved in remedial and voluntary environmental cleanup projects at several other sites which are not the subject of any Superfund law proceeding. Although it is impossible at this time to quantify the potential financial impact of compliance with environmental protection laws, management does not believe that compliance with Federal, state or local provisions will have a material effect on capital expenditures, earnings or its competitive position. The company continues to modify, on a regular basis, certain of its processes to reduce the impact on the environment. These efforts include removal of many of its underground storage tanks and reduction or elimination of certain materials and wastes from use in operations.

Employees
---------

   Echlin employs approximately 31,300 people worldwide. The company believes that relations with its employees are satisfactory.

Research and Development
------------------------

   Echlin's basic parts and supplies business does not require it to make substantial expenditures on research and development activities. However, Echlin has developed several new products and continues to make expenditures for the modification and improvement of existing products and services. In addition, as a result of recent acquisitions, the company is developing new products for use by original equipment manufacturers in the United States, Europe and South America. For the years ended August 31, 1997, 1996 and 1995, Echlin spent $51,844,000, $44,711,000 and $34,652,000, respectively, on research and developmental efforts, substantially all of which were sponsored by Echlin.

Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

   For information relating to Echlin's foreign and domestic operations for fiscal 1997, 1996 and 1995, see Note 11 to the consolidated financial statements appearing on page 48 of Echlin's 1997 Annual Report to Shareholders, which pages are incorporated herein by reference. Export sales represent less than 10% of the company's consolidated net sales.

ITEM 2.  PROPERTIES
-------------------

   The following table sets forth a summary description of Echlin's principal physical properties as of November 1, 1997:

                                                                Lease
                                                 Approximate  Expiration
Location           Principal Business Activity   Square Feet    Dates
--------           ---------------------------   -----------  ----------
Prattville, AL    Heavy-duty brake parts          108,000

Pine Bluff, AR    Trailer hitches                 138,000*          1998

Modesto, CA       Parts distribution center       150,000*          1999

Branford, CT      Ignition and electrical parts   426,000

Newark, DE        Parts distribution center       146,000*          2000

Pensacola, FL     Carburetor and emission
                  control parts                   128,000


ITEM 2. (continued)
---------------------------

                                                                             Lease
                                                            Approximate    Expiration
Location                  Principal Business Activity       Square Feet      Dates
----------------          -----------------------------     -----------    ----------
Chicago, IL               Fuel pumps                          217,000

Franklin Park, IL         Parts distribution center           142,000*           2001

Litchfield, IL            Brake and small engine parts        525,000

McHenry, IL               Brake parts                         612,000

Naperville, IL            Parts distribution center           100,000*           1998

Ottawa, IL                Clutches                            125,000

Andrews, IN               Coupled hose assemblies             153,000

Angola, IN                Fuel system parts                   162,000

Columbia City, IN         Coupled hose assemblies             241,000

Elkhart, IN               Electronic components               249,000

Kendallville, IN          Fuel system parts                   115,000

Michigan City, IN         Heavy-duty windshield wiper
                          systems                             106,000*           1998

Mishawaka, IN             Wire and cable products             160,000

Independence, KS          Ignition and electrical parts       389,000

Iola, KS                  Air brake parts                     173,000

Cuba, MO                  Brake parts                         128,000

Kansas City, MO           Heavy-duty parts distribution
                          center                              350,000*      1998,2002

Archbold, OH              Fuel system parts                   135,000

Cleveland, OH             High performance products           404,000

Upper Sandusky, OH        Brake parts                         133,000

Nashville, TN             Parts distribution center           437,000*      1998,2000

Paris, TN                 Brake parts and clutches            120,000

Fredericksburg, VA        Remanufactured brake parts          118,000*           1998

Buenos Aires, Argentina   Brake friction products             102,000

Sao Paulo, Brazil         Ignition and electrical parts;
                          water pumps; fuel system parts      776,000*           2000

Anjou, Canada             Brake parts                         206,000*      1998,2005

Cambridge, Canada         Motor vehicle heat exchange units
                          and air-conditioning evaporators    100,000

Mississauga, Canada       Parts distribution center           209,000*      2002,2003

-------------------

                                                                             Lease
                                                            Approximate    Expiration
Location                  Principal Business Activity       Square Feet      Dates
--------                  ---------------------------       -----------    ----------
Oakville, Canada          Motor vehicle heat exchange units
                          and air-conditioning evaporators    133,000

Sudbury, Canada           Brake castings                      147,000

Birmingham, England       Carburetor and other fuel
                          system parts                        216,000

Nuneaton, England         Parts distribution center           192,000

Redditch, England         Clutches; air brake parts           336,000

Strood, England           Oil pumps; power steering
                          components                          354,000

Guiscard, France          Coupled hose assemblies             134,000

Vitry, France             Coupled hose assemblies             161,000*           2006

Ebern, Germany            Brake parts; clutches               887,000

Heidelberg, Germany       Brake parts                         140,000

Los Reyes, Mexico         Brake parts                         169,000

Mexico City, Mexico       Brake and electrical parts          237,000*      1997,1998

Puebla, Mexico            Brake and clutch components         394,000

Ponce, Puerto Rico        Brake and engine system parts       151,000*           1999

Johannesburg,
South Africa              Electrical and brake parts          146,000

Llodio, Spain             Shock absorbers                     138,000

Caracas, Venezuela        Electrical components               118,000*           1997

Colwyn Bay, Wales         Water pumps; steering and
                          suspension system components        225,000

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

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

  The company and its consolidated subsidiaries are parties to various legal proceedings arising in the normal course of business including administrative and judicial proceedings in connection with environmental matters that involve claims for damages and/or potential monetary sanctions. In management's opinion, based on the advice of counsel, the outcome of such proceedings will not, in the aggregate, have a materially adverse effect on the financial condition of the company.


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

  Listed below is the name, age, position and business experience of each officer of the company during the past five years:


Larry W. McCurdy  (age 62) President and Chief Executive Officer since 1997;
----------------
Executive Vice President - Operations, Cooper Industries, Inc. from 1994-1997; President and Chief Executive Officer, Moog Automotive, Inc. from 1985-1994.

Jon P. Leckerling  (age 49)  Executive Vice President-Administration, General
-----------------
Counsel and Corporate Secretary since 1997; Vice President, General Counsel and Corporate Secretary from 1990-1997.

Joseph A. Onorato  (age 48)  Vice President and Chief Financial Officer since
-----------------
1997; Vice President and Treasurer from 1994-1997; Treasurer from 1990 to 1994.

Kenneth T. Flynn Jr.  (age 48)  Vice President and Corporate Controller since
--------------------
1997; Assistant Corporate Controller from 1985-1997.

Milton J. Makoski  (age 51) Vice President-Human Resources since 1986.
-----------------

Paul R. Ryder  (age 47) Vice President-Investor Relations since 1997; Director
-------------
Investor Relations from 1984-1997.

Edward C. Shalagan (age 45) Treasurer since 1997; Assistant Treasurer from 1988-
------------------
1997.

Robert F. Tobey  (age 52)  Vice President-Corporate Development since 1994;
---------------
various managerial positions within Echlin's International Group from 1991 to 1994.

Edward D. Toole Jr.  (age 67) Vice President, Associate General Counsel and
-------------------
Assistant Secretary since 1997; Associate General Counsel and Assistant Secretary from 1990-1997.

Thomas P. Marchese  (age 54) Assistant Vice President-Corporate Development
------------------
since 1994; Director Business Development U.S. from 1991-1994.

Charles W. O'Connor  (age 67)  Assistant General Counsel and Assistant Secretary
-------------------
since 1990.

Stephen D. Vivier  (age 45) Assistant Treasurer-Tax since 1997; Director Taxes
-----------------
from 1990-1997.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
--------------------------------------------------------------
SECURITY HOLDER MATTERS
-----------------------

  Echlin's common stock is listed on the New York Stock Exchange, the Pacific Stock Exchange and the International Stock Exchange in London. Options on Echlin's stock are also traded on the Pacific Stock Exchange. The number of record holders of common stock on November 5, 1997 was 3,295. The quarterly market price and dividend data appearing on page 52 of Echlin's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

  The presentation under "Historical Data" on pages 50 and 51 of Echlin's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

   "Review of Operations and Financial Condition" on pages 9 through 11 of Echlin's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

   The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholders' Equity, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Accountants as set forth on pages 33 through 49 of Echlin's 1997 Annual Report to Shareholders are incorporated herein by reference.


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

                                   PART III
                                   --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

   Information relating to Directors is set forth under the caption "Election of Directors" on pages 2 through 8 in Echlin's 1997 Annual Proxy Statement and is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

   Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" and "Executive Compensation" on pages 5 through 6 and 9 through 19, respectively, in Echlin's 1997 Annual Proxy Statement and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

   Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Beneficial Ownership" on pages 6 through 8 in Echlin's 1997 Annual Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

   Information relating to Certain Relationships and Related Transactions is set forth under the caption "Election of Directors" in Echlin's 1997 Annual Proxy Statement on pages 2 through 8 and page 13 are incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

14. (a)  Document List
         -------------

1.  Financial Statements
    --------------------

   Among the responses to this Item 14 (a) are the following financial statements which are incorporated herein by reference in Item 8 above:

      (i) Consolidated Statements of Income for the three years ended August 31, 1997, 1996 and 1995
      (ii)  Consolidated Balance Sheets at August 31, 1997 and 1996
      (iii) Consolidated Statements of Cash Flows for the three years ended August 31, 1997, 1996 and 1995
      (iv) Consolidated Statements of Changes in Shareholders' Equity for the three years ended August 31, 1997, 1996 and 1995
      (v)   Notes to Consolidated Financial Statements
      (vi)  Report of Independent Accountants


2.  Financial Statement Schedule
    ----------------------------

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


3.  Exhibits Required by Item 601 of Securities and Exchange Commission
    -------------------------------------------------------------------
    Regulation S-K.
    --------------

       (3)  (i)   (a) Certificate of Incorporation, filed as Exhibit 3 (3)(ii)
                  to the Annual Report on Form 10-K for the fiscal year ended
                  August 31, 1987, is incorporated herein by reference;
                  (b)Certificate of Amendment amending the Certificate of Incorporation to Establish Series A Cumulative Participating
                  Preferred Stock, filed as Exhibit 3 (3)(iii) to the Annual
                  Report on Form 10-K for the fiscal year ended August 31, 1989, is incorporated herein by reference; (c) Certificate of Amendment, amending the Certificate of Incorporation, to limit the liability of directors for monetary damages under certain circumstances, filed as Item 2 to the 1989 Annual Proxy
                  Statement, is incorporated herein by reference.
            (ii)  By-Laws, as amended on December 22, 1987, June 21, 1988,
                  October 30, 1991, June 29, 1994, December 18, 1996 and April
                  3, 1997, filed as an Exhibit 6(3)(ii) to Form 10-Q for the fiscal quarter ended February 28, 1997, is herein incorporated by reference.

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

--------------------

          (iii) Successor Rights Agent Agreement between Echlin Inc. and The First National Bank of Boston appointing The First National Bank of Boston as successor Rights Agent to replace The Connecticut Bank and Trust Company, N.A., as Rights Agent, filed as Exhibit 3(3)(iv) to the Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

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


       (13) The financial section of Echlin's 1997 Annual Report to Shareholders, which contains the information incorporated by reference in this Annual Report on Form 10-K, is being filed as an Exhibit.

       (22) List of Subsidiaries of Echlin Inc. is being filed as an Exhibit.

       (27)       Financial Data Schedule is being filed as an Exhibit.

       All other exhibits are omitted because they are not applicable.


14 (b)  Reports on Form 8-K
---------------------------

   No Current Report on Form 8-K was required to be filed for the three months ended August 31, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Echlin Inc.

                                  By:  /s/ Larry W. McCurdy
                                      -----------------------
                                      Larry W. McCurdy
                                      President
                                      and Chief Executive Officer
Date:  November 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 18, 1997.



 /s/ Larry W. McCurdy
--------------------------
Larry W. McCurdy, President
and Chief Executive Officer

 /s/ Joseph A. Onorato
--------------------------
Joseph A. Onorato, Vice President
and Chief Financial Officer

 /s/ Trevor O. Jones
--------------------------
Trevor O. Jones, Chairman
of the Board

 /s/ John F. Creamer Jr.
--------------------------
John F. Creamer Jr., Vice
Chairman of the Board

 /s/ Richard E. Dauch
--------------------------
Richard E. Dauch, Director

 /s/ Milton P. DeVane
--------------------------
Milton P. DeVane, Director

 /s/ John E. Echlin Jr.
--------------------------
John E. Echlin Jr., Director

 /s/ John F. Gustafson
--------------------------
John F. Gustafson, Director

 /s/ Donald C. Jensen
--------------------------
Donald C. Jensen, Director

 /s/ Phillip S. Myers
--------------------------
Phillip S. Myers, Director

 /s/ William P. Nusbaum
--------------------------
William P. Nusbaum, Director

/s/ Jerome G. Rivard
--------------------------
Jerome G. Rivard, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------


To the Shareholders and Board of Directors of Echlin Inc.


Our audits of the consolidated financial statements referred to in our report dated October 3, 1997 appearing on page 33 of the 1997 Annual Report to Shareholders of Echlin Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
-----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
October 3, 1997



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-66422, No. 33-15813, No. 2-92426, and No. 33-
15814) of Echlin Inc. of our report dated October 3, 1997 appearing on page 33 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.



/s/ Price Waterhouse LLP
-----------------------------
    Price Waterhouse LLP


Stamford, Connecticut
November 18, 1997

                                  ECHLIN INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995


                                                               Additions
                                                   -----------------------------------
                                                                      Balances assumed
                                                                        in business
                                        Balance at                    acquisitions net    Write-offs,
                                        beginning   Charged to costs    of sale of          net of          Balance at end
      Description                       of period      and expenses     businesses        recoveries (c)       of period
----------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
--------------------------------

  Year ended August 31, 1997           $5,621,000      $4,605,000          $76,000        $(5,797,000)        $4,505,000

  Year ended August 31, 1996           $8,489,000 (a)  $6,340,000         $419,000        $(9,627,000)        $5,621,000

  Year ended August 31, 1995           $5,986,000 (b)  $2,950,000       $2,745,000        $(3,593,000)        $8,088,000




(a) Restated to include valuation accounts for Moto Mirror Inc., Plains Plastics Inc. and American Electronic Components, Inc. due to the pooling of interests transactions.

(b) Restated to include the valuation accounts for Theodore Bargman Company due to the pooling of interests transaction.

(c) Includes translation adjustments on allowance for doubtful account balances of non-U.S. divisions.