Form 10-Q
period 1997-11-30
ECHLIN INC
filed 1998-01-13
CIK 31348

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   For the quarterly period ended    November 30, 1997
                                  ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X    NO
                                                   ----      ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class                         Outstanding at December 31, 1997
--------------------------                 --------------------------------
Common stock, $1 par value                           63,169,129

                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----

Item 1.  Financial Statements

           Consolidated balance sheets--November 30, 1997
           and August 31, 1997.                                       3

           Consolidated statements of income--Three months ended
           November 30, 1997 and 1996.                                4

           Consolidated statements of cash flows--Three months
           ended November 30, 1997 and 1996.                          5

           Notes to consolidated financial statements--
           November 30, 1997.                                       6-7

Item 2.  Management's Financial Analysis                            8-9


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders         10

Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                           11
----------

                      PART I:  FINANCIAL INFORMATION

                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)
                                                   November 30,  August 31,
                                                       1997         1997
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
Cash and cash equivalents                           $   21,497  $   22,239
Accounts receivable, less allowance for
  doubtful accounts of $4,328 and $4,505               439,076     438,558
Inventories, at lower of cost (first-in,
  first-out) or market:
  Raw materials and component parts                    189,403     179,599
  Work in process                                       94,291      92,389
  Finished goods                                       401,602     422,650
                                                    ----------  ----------
    Total inventories                                  685,296     694,638
Other current assets                                    52,628      54,134
                                                    ----------  ----------
  Total current assets                               1,198,497   1,209,569
                                                    ----------  ----------
Property, plant and equipment, at cost               1,377,400   1,358,248
  Accumulated depreciation                            (651,430)   (635,717)
                                                    ----------  ----------
  Property, plant and equipment, net                   725,970     722,531
                                                    ----------  ----------
Marketable securities                                   81,275      82,418
                                                    ----------  ----------
Intangible assets                                      318,122     323,060
                                                    ----------  ----------
Other assets                                            41,616      36,625
                                                    ----------  ----------
  Total assets                                      $2,365,480  $2,374,203
                                                    ==========  ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks                              $   54,242  $   42,746
Current portion of long-term debt                        4,462       4,693
Accounts payable                                       260,485     296,123
Accrued taxes on income                                 35,434      13,097
Accrued liabilities                                    294,077     317,364
                                                    ----------  ----------
  Total current liabilities                            648,700     674,023
                                                    ----------  ----------
Long-term debt                                         702,740     710,422
                                                     ---------- ----------
Deferred income taxes                                   77,035      76,057
                                                     ---------- ----------
Shareholders' equity:
Preferred stock, without par value:
  Authorized 1,000,000 shares, issued none                   -           -
Common stock, $1 par value:
  Authorized 150,000,000 shares,
  issued 63,421,043 and 63,373,683                      63,421      63,374
Capital in excess of par value                         373,034     372,197
Retained earnings                                      575,515     557,153
Foreign currency translation adjustments               (78,667)    (82,725)
Net unrealized investment gains                          6,697       6,697
Treasury stock, at cost, 270,264 shares                 (2,995)     (2,995)
                                                     ---------- ----------
  Total shareholders' equity                           937,005     913,701
                                                     ---------- ----------
  Total liabilities and shareholders' equity        $2,365,480  $2,374,203
                                                     ========== ==========

See notes to consolidated financial statements.

(A) The consolidated balance sheet at August 31, 1997 has been derived from the audited financial statements at that date.

                                ECHLIN INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands, except per share data)


                                                       Three Months Ended
                                                          November 30,
                                                        1997        1996
                                                     ---------   ---------
Net sales                                             $889,473    $850,908
Cost of goods sold                                     671,065     635,019
                                                     ---------   ---------
  Gross profit on sales                                218,408     215,889
Selling and administrative expenses                    159,245     149,204
                                                     ---------   ---------
  Income from operations                                59,163      66,685
                                                     ---------   ---------
Interest expense                                        12,852      11,209
Interest income                                          3,046       3,197
                                                     ---------   ---------
  Interest expense, net                                  9,806       8,012
                                                     ---------   ---------
  Income before taxes                                   49,357      58,673
Provision for taxes                                     16,790      20,556
                                                     ---------   ---------
  Net income                                          $ 32,567    $ 38,117
                                                     =========   =========

Average shares outstanding                              63,132      62,347
                                                     =========   =========

Earnings per share                                       $0.52       $0.61
                                                     =========   =========

Cash dividends per share                                $0.225       $0.22
                                                     =========   =========

See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)

                                                        Three Months Ended
                                                           November 30,
                                                           1997        1996
                                                      ---------   ---------
    Cash flows from operating activities:
    Net income                                        $ 32,567    $ 38,117
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                     29,722      27,195
      Gain on sale of business                               -      (7,283)
    Changes in assets and liabilities, excluding
      acquisitions' and divestitures' balance sheets:
      Accounts receivable                              (11,389)    (12,709)
      Inventories                                      (32,760)    (46,241)
      Other current assets                               1,610      (7,904)
      Accounts payable                                 (33,010)    (31,564)
      Taxes on income                                   21,530         225
      Accrued liabilities                                1,750      12,538
      Other                                             (1,721)     (5,589)
                                                      --------    --------
        Cash provided by (used for) operating
          activities                                     8,299     (33,215)
                                                      --------    --------
    Cash flows from financing activities:
    Long-term and short-term borrowings                117,594     355,312
    Long-term and short-term repayments               (118,154)   (119,484)
    Proceeds from common stock issuances                   884       1,425
    Dividends paid                                     (14,205)    (13,647)
                                                      --------    --------
        Cash (used for) provided by financing
          activities                                   (13,881)    223,606
                                                      --------    --------
    Cash flows from investing activities:
    Capital expenditures, net of disposals             (31,532)    (28,051)
    Proceeds from sales of marketable securities         1,143         436
    Proceeds from sales of businesses                   33,831      10,642
    Purchases of businesses                                  -    (171,512)
                                                      --------    --------
        Cash provided by (used for) investing
          activities                                     3,442    (188,485)
                                                      --------    --------
    Impact of foreign currency changes on cash           1,398       1,284
                                                      --------    --------
      (Decrease) increase in cash and cash
        equivalents                                       (742)      3,190
    Cash and cash equivalents at beginning of period    22,239      16,106
                                                      --------    --------
      Cash and cash equivalents at end of period      $ 21,497    $ 19,296
                                                      ========    ========

      See notes to consolidated financial statements.

                                ECHLIN INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. General:
----------------
The accompanying unaudited consolidated financial statements of Echlin Inc. ("Echlin" or "the company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1997.

NOTE 2. Borrowing Arrangements:
-------------------------------
Commercial paper, domestic notes payable and certain notes payable with foreign banks at November 30, 1997 have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement. The weighted average interest rates at November 30, 1997 were 5.8% for commercial paper and domestic notes payable and 3.9% for foreign notes payable.

NOTE 3. Sales of Businesses:
----------------------------
During the first quarter of fiscal 1998, the company sold the assets of Echlin Australia Pty. Ltd., an automotive parts distributor; Ace Electric, a producer of starting and charging parts for engine systems and WAWD-EAP, an automotive parts distributor. Total consideration of $42,632,000 includes cash received during the quarter and amounts to be received in the future. The net assets of each company sold had been written down to net realizable value as part of the repositioning and other special charges recorded in the fourth quarter of fiscal 1997, therefore, there was no impact on the first quarter's results. The company used the proceeds from these sales to pay down existing bank debt.

NOTE 4.  Earnings Per Share:
----------------------------
The Financial Accounting Standards Board has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires companies to disclose basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common shares outstanding plus the number of shares which would be issued assuming the exercise of outstanding employee stock options. For the quarter ended November 30, 1997, proforma diluted earnings per share would have been $0.51.

                                ECHLIN INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)



NOTE 5.  Restatement:
---------------------
The consolidated statements of income and cash flows for the three months ended November 30, 1996 have been restated to reflect the acquisition of Iroquois Tool Systems, Inc. in December 1996, which was accounted for as a pooling of interests.

                                ECHLIN INC.
                      MANAGEMENT'S FINANCIAL ANALYSIS




   Results of Operations:
   ----------------------

   Net sales for the first quarter of fiscal 1998 increased
   $38,565,000, or 4.5%, compared to the first quarter of fiscal 1997.
     Businesses acquired during the past year accounted for 2.5% of this improvement.

   Net sales of comparable operations rose 2.0%. Domestic comparable operations increased 3.0% while foreign comparable operations were flat compared with the first quarter of fiscal 1997. The domestic sales growth was attributed to the introduction of new products and increased prices. Unit volume was flat as improvements in the fluid systems and heavy-duty businesses were offset by softness for engine systems products. Comparable foreign operations saw increased prices and new product introductions offset by the impacts of foreign currency translation. The unfavorable foreign currency impact was largely due to the weaker German mark in relation to the U.S. dollar. Foreign unit volume was flat compared to the same period last year as improvements in our original equipment manufacturer and heavy-duty businesses were offset by lower demand for automotive aftermarket products in Europe.

   Gross profit to net sales for the quarter declined 0.8% to 24.6% compared to the first quarter of fiscal 1997, largely due to changes in customer and product mix. The current quarter's gross profit was, however, 0.8% higher than the gross profit achieved in the fourth quarter of fiscal 1997. This improvement was due to the company's repositioning plan and to its ongoing programs to reduce costs and increase efficiencies.

   Selling and administrative expenses increased $10,041,000, or 6.7%, over the first quarter of fiscal 1997 and increased 0.4% to 17.9% of net sales. This was largely attributed to the effect of recording a pre-tax gain of $7,283,000 from the sale of Sensor Engineering in the first quarter of 1997. Excluding the effect of this gain, selling and administrative expenses, as a percent of net sales, declined 0.5% from the first quarter of last year. They were also 0.2% lower than in the fourth quarter of last year after excluding the effect of the repositioning charge and the gain from the sale of Preferred Plastic Sheet.

   Net interest expense increased $1,794,000 over the previous year primarily due to higher average debt levels and an increase in interest rates.

                                ECHLIN INC.
                 MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


   Liquidity and Sources of Capital:
   ---------------------------------
   During the first three months of fiscal 1998, operations generated cash of $8,299,000 versus last year when they used $33,215,000. Working capital requirements used $53,990,000 of cash versus $91,244,000, last year. This improvement was primarily attributed to lower outflows for inventory and income taxes.

   The ratio of total debt to total capital was 45% at November 30, 1997 and August 31, 1997. The increase in capital expenditures in the current quarter was primarily due to capital expenditures made by companies acquired during the past year.

                                ECHLIN INC.


                        PART II:  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.
   -------------------------------------------------------------
   The Annual Meeting of Shareowners was held on December 17, 1997, for the purpose of electing nine Directors of the company and approving the designation of Price Waterhouse LLP as independent accountants for fiscal 1998. All of the company's nominees for directors as listed in the proxy statement were elected. The vote for each nominee was as follows:

                                Shares            Shares
                              voting "For"      "Withheld"
                              -----------        --------
     John F. Creamer Jr.       56,212,598       1,058,759
     Richard E. Dauch          56,365,566         905,791
     Milton P. DeVane          56,220,925       1,050,432
     John E. Echlin Jr.        56,369,853         901,504
     Donald C. Jensen          56,371,697         899,660
     Trevor O. Jones           56,362,306         909,051
     Larry W. McCurdy          56,216,223       1,055,134
     William P. Nusbaum        56,220,465       1,050,892
     Jerome G. Rivard          56,223,739       1,047,618

   The proposal for the approval of Price Waterhouse LLP as independent accountants for fiscal 1998 was adopted. The proposal received 56,821,947 "For" votes, 38,668 "Against" votes and 410,743 abstentions.


   Item 6.  Exhibits and Reports on Form 8-K.
   ------------------------------------------
   During the quarter ended November 30, 1997, the company did not file any reports on Form 8-K.

                                SIGNATURES
                               ------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Echlin Inc.





   Date:   January 13, 1998                  /s/ Joseph A. Onorato
           ----------------                  --------------------------
                                             Joseph A. Onorato
                                             Senior Vice President and
                                             Chief Financial Officer




   Date:  January 13, 1998                   /s/ Jon P. Leckerling
          ----------------                   --------------------------
                                             Jon P. Leckerling
                                             Senior Vice President,
                                             General Counsel and
                                             Corporate Secretary