Form 10-Q
period 1998-02-28
ECHLIN INC
filed 1998-04-09
CIK 31348

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q
(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    February 28, 1998
                                 ------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class                        Outstanding at March 31, 1998
--------------------------                 -----------------------------
Common stock, $1 par value                               63,594,700
                                ECHLIN INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----

Item 1.  Financial Statements

          Consolidated balance sheets at February 28, 1998
          and August 31, 1997.                                        3

          Consolidated statements of income for the three
          months ended February 28, 1998 and 1997; for the
          six months ended February 28, 1998 and 1997.                4

          Consolidated statements of cash flows for the
          six months ended February 28, 1998 and 1997.                5

          Notes to consolidated financial statements at
          February 28, 1998.                                          6-8

Item 2.  Management's Financial Analysis                              9-11


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                            13



                          PART I:  FINANCIAL INFORMATION

[CAPTION]
                                ECHLIN INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share data)

                                                   February 28,  August 31,
                                                       1998         1997
                                                    -----------  ----------
                                                    (unaudited)      (A)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $    4,633  $   22,239
  Accounts receivable, less-allowance for
    doubtful accounts of $4,943 and $4,505             443,236     438,558
  Inventories, at lower of cost (first-in,
    first-out) or market:
    Raw materials and component parts                  198,482     179,599
    Work in process                                    100,832      92,389
    Finished goods                                     410,943     422,650
                                                    ----------  ----------
      Total inventories                                710,257     694,638
  Other current assets                                  48,916      54,134
                                                    ----------  ----------
    Total current assets                             1,207,042   1,209,569
                                                    ----------  ----------
Property, plant and equipment, at cost               1,390,419   1,358,248
Accumulated depreciation                              (660,264)   (635,717)
                                                    ----------  ----------
    Property, plant and equipment, net                 730,155     722,531
                                                    ----------  ----------
Marketable securities                                   80,343      82,418
                                                    ----------  ----------
Intangible assets, net                                 318,602     323,060
                                                    ----------  ----------
Other assets                                            45,741      36,625
                                                    ----------  ----------
  Total assets                                      $2,381,883  $2,374,203
                                                    ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $   55,295 $    42,746
  Current portion of long-term debt                      4,264       4,693
  Accounts payable                                     244,418     296,123
  Accrued taxes on income                               37,868      13,097
  Accrued liabilities                                  275,444     317,364
                                                    ----------  ----------
    Total current liabilities                          617,289     674,023
                                                    ----------  ----------
Long-term debt                                         742,247     710,422
                                                    ----------  ----------
Deferred income taxes                                   76,823      76,057
                                                    ----------  ----------
Shareholders' equity:
  Preferred stock, without par value:
    Authorized 1,000,000 shares, issued none                 -           -
  Common stock, $1 par value:

    Authorized 150,000,000 shares,
    issued 63,741,822 and 63,373,683                    63,742      63,374
  Capital in excess of par value                       381,219     372,197
  Retained earnings                                    588,244     557,153
  Foreign currency translation adjustments             (91,383)    (82,725)
  Net unrealized investment gains                        6,697       6,697
  Treasury stock, at cost, 270,264 shares               (2,995)     (2,995)
                                                    ----------  ----------
    Total shareholders' equity                         945,524     913,701
                                                    ----------  ----------
  Total liabilities and shareholders' equity        $2,381,883  $2,374,203
                                                    ==========  ==========

See notes to consolidated financial statements.

(A) The consolidated balance sheet at August 31, 1997 has been derived from the audited financial statements at that date.


                                   ECHLIN INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)
                                 Three Months Ended         Six Months Ended
                                    February 28,               February 28,
                                  1998       1997           1998        1997
                                -------    --------       --------    --------

  Net sales                    $835,712    $842,219     $1,725,185  $1,693,127

  Cost of goods sold            632,192     645,375      1,303,257   1,280,394
                               --------    --------     ----------  ----------
    Gross profit on sales       203,520     196,844        421,928     412,733

  Selling and administrative
    expenses                    153,250     151,858        312,495     301,062
                               --------    --------     ----------  ----------
    Income from operations       50,270      44,986        109,433     111,671
                               --------    --------     ----------  ----------

  Interest expense               13,128      11,806         25,980      23,015
  Interest income                 3,667       3,097          6,713       6,294
                               --------    --------     ----------  ----------
    Interest expense, net         9,461       8,709         19,267      16,721
                               --------    --------     ----------  ----------
    Income before taxes          40,809      36,277         90,166      94,950

  Provision for taxes            13,866      12,676         30,656      33,232
                               --------    --------     ----------  ----------

    Net income                 $ 26,943    $ 23,601     $   59,510  $   61,718
                               ========    ========     ==========  ==========

  Earnings per share:

    Basic                         $0.42       $0.38          $0.94       $0.99
    Diluted                       $0.42       $0.37          $0.93       $0.98

  Dividends per share            $0.225       $0.22          $0.45       $0.44

  Average shares outstanding:

    Basic                        63,244      62,409         63,194      62,377
    Diluted                      63,803      63,209         63,670      63,225

  See notes to consolidated financial statements.

                                ECHLIN INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)
                                                      Six Months Ended
                                                         February 28
                                                   ----------------------
                                                      1998          1997
                                                      ----          ----

    Cash flows from operating activities:
      Net income                                    $ 59,510      $ 61,718
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                 58,206        56,363
        Gain on sale of business                           -        (7,360)
      Changes in assets and liabilities, excluding
        acquisitions and divestitures:
        Accounts receivable                          (14,350)      (18,097)
        Inventories                                  (47,559)      (49,734)
        Other current assets                           7,932       (12,241)
        Accounts payable                             (47,112)      (43,038)
        Taxes on income                               26,095       (15,350)
        Accrued liabilities                          (24,652)      (33,235)
        Other                                         (3,178)        2,170
                                                    --------      --------
          Cash provided by (used for)
           operating activities                       14,892       (58,804)
                                                    --------      --------

      Cash flows from financing activities:
        Long-term and short-term borrowings          215,395       692,683
        Long-term and short-term repayments         (173,848)     (377,842)
        Proceeds from common stock issuances           9,390         2,094
        Dividends paid                               (28,419)      (27,380)
                                                    --------      --------
          Cash provided by financing activities       22,518       289,555
                                                    --------      --------

      Cash flows from investing activities:
        Capital expenditures, net                    (66,358)      (68,945)
        Sales of marketable securities                 2,075         2,142
        Net assets of businesses acquired and sold     9,951      (177,425)
                                                    --------      --------
          Cash used for investing activities         (54,332)     (244,228)
                                                    --------      --------
      Impact of foreign currency changes on cash        (684)        1,179
                                                    --------      --------
        Decrease in cash and cash equivalents        (17,606)      (12,298)
      Cash and cash equivalents at beginning
        of period                                     22,239        16,106
                                                    --------      --------
      Cash and cash equivalents at end of period    $  4,633      $  3,808
                                                    ========      ========

      See notes to consolidated financial statements.

                              ECHLIN INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  General:
-----------------

The accompanying unaudited consolidated financial statements of Echlin Inc. (Echlin or the company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended August 31, 1997.

NOTE 2. Borrowing Arrangements:
-------------------------------

Commercial paper, domestic notes payable and certain notes payable with foreign banks at February 28, 1998 have been classified as long-term debt because of the company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the company's revolving credit agreement. The weighted average interest rates were 5.75% and 5.39% for commercial paper, 5.66% and 5.44% for notes payable and 4.00% and 3.54% for foreign notes payable at February 28, 1998 and 1997, respectively.

NOTE 3. Sales of Businesses:
----------------------------

During fiscal 1998, the company sold the assets of Echlin Australia Pty. Ltd., an automotive parts distributor; Ace Electric, a producer of starting and charging parts for engine systems; and WAWD-EAP, an automotive parts distributor. Total consideration of $42,632,000 includes cash received and amounts to be received in the future. The net assets of each company sold had been written down to net realizable value as part of the repositioning and other special charges recorded in the fourth quarter of fiscal 1997, therefore, there was no impact on results of operations for the first six months of fiscal 1998. The company used the proceeds from these sales to pay down existing bank debt.

During February 1998, the company signed a definitive agreement to sell its Midland-Grau heavy duty brake operations to The Haldex Group of Sweden. The transaction was completed on April 3, 1998. The sales price, which is subject to completion of the closing date balance sheet, was approximately $150,000,000. Any gain from this transaction will be included in the results of operations for the third quarter. The company will use the proceeds from the sale to pay down existing bank debt.

                              ECHLIN INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)



NOTE 4.  Business Combinations:
-------------------------------

During January 1998, the company acquired General Automotive Specialty Company, Inc. (GAS), a manufacturer of motor vehicle switches and locks, headquartered in North Brunswick, New Jersey, for approximately
$22,700,000. The acquisition was accounted for using the purchase method of accounting.


NOTE 5.  Earnings Per Share:
----------------------------

During the quarter ended February 28, 1998, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. All prior period earnings per share data have been restated to conform with SFAS No. 128. The computation of basic and diluted earnings per share is presented below (in thousands, except per share data):

                              Three Months Ended   Six Months Ended
                                 February 28,        February 28,
                                1998      1997      1998      1997
                                -----     -----     -----     -----

Net income                     $26,943   $23,601   $59,510   $61,718
                               =======   =======   =======   =======
Weighted average shares
outstanding-basic               63,244    62,409    63,194    62,377

Net effect of potential
common stock                       559       800       476       848
                                ------    ------    ------    ------
Weighted average shares
outstanding-diluted             63,803    63,209    63,670    63,225
                                ======    ======    ======    ======

Earnings per share-basic         $0.42     $0.38     $0.94     $0.99
                                 =====     =====     =====     =====

Earnings per share-diluted       $0.42     $0.37     $0.93     $0.98
                                 =====     =====     =====     =====



                              ECHLIN INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.'d)



Note 6.  Repositioning and Other Special Charges:
-------------------------------------------------

During the fourth quarter of fiscal 1997, the company recorded a pre-tax repositioning and other special charge of $254,115,000. The charge included expenses related to facility realignments and rationalizations and the write down to net realizable value of businesses to be disposed. In addition, property plant and equipment, inventory, and various tangible and intangible assets related to discontinued or rationalized product lines were written down or written off. The impact on cash flow for the first six months of 1998, including employee severance payments of $3,614,000, was $5,690,000. The repositioning actions have improved profitability in the second quarter and six months of fiscal 1998 by $0.07 per share and $0.15 per share, respectively. At February 28, 1998, $54,900,000, including approximately $8,000,000 for severance payments, remained to cover action plans which had not yet been completed. Management anticipates the remaining actions to be substantially completed by the end of fiscal 1998.


NOTE 7.  Other:
---------------

On February 17, 1998, SPX Corporation (SPX), located in Muskegon, Michigan announced its intent to commence an unsolicited offer to acquire all of the outstanding shares of the company. The proposed offer of $48.00 a share consists of $12.00 in cash and 0.4796 SPX shares per Echlin share. Echlin's Board of Directors will evaluate any offer SPX may commence in due course,consistent with its fiduciary and statutory obligations. SPX is also attempting to call a special meeting of the company's shareholders in connection therewith. Included in selling and administrative expenses for the second quarter are $1,000,000 of costs related to SPX's actions.

                              ECHLIN INC.
                    MANAGEMENT'S FINANCIAL ANALYSIS



Results of Operations:
----------------------

Three Months Ended February 28, 1998 Compared to Three Months Ended
-------------------------------------------------------------------
February 28, 1997
-----------------

Net sales for the quarter ended February 28, 1998 decreased $6,507,000, or 0.8%, compared to the corresponding period last year. The decline was primarily due to the impact of divested businesses.

Net sales of comparable operations rose 0.2%, as price changes and new product introductions increased net sales by 1.7% and 3.0%, respectively, while unit volume and the impact of foreign currency translation decreased net sales 2.5% and 2.0%, respectively. Comparable domestic operations sales increased 1.2%, reflecting price increases and new product introductions of 1.3% and 3.5%, respectively, partially offset by a 3.6% decline in unit volume. The decline in unit volume was attributed to softness in aftermarket demand for engine systems and brake components offset by improvements in our fluid systems and heavy-duty businesses. Net sales of our foreign comparable operations declined 1.4%, as increased prices and the introduction of new products
added 2.3% and 2.1%, respectively, while unit volume declined 0.4%.   In
addition, translation of foreign currencies reduced net sales 5.4%, largely due to the weaker German mark in relation to the U.S. dollar. Foreign unit volume slipped as increases in our heat exchange and brake component businesses were offset by lower demand for automotive aftermarket products in Europe.

The gross profit to sales percentage for the quarter increased from 23.4% last year to 24.4% this year. The gross profit percentage in the current quarter, generally the company's weakest, was 0.6% higher than in the fourth quarter of fiscal 1997 and flat with the current year's first quarter. This improvement is attributed to the mix of products sold, to the company's repositioning actions and to its ongoing programs to reduce costs and increase efficiencies. Acquisitions and divestitures did not have a material impact on reported gross profit percentages for the quarter.

Selling and administrative expenses increased $1,392,000 compared to the second quarter of last year. This increase included $1,000,000 associated with the unsolicited takeover proposed by SPX Corporation. Excluding these costs, selling and administrative expenses increased 0.2% to 18.2% of net sales. Research and development costs increased due to development of new products for our original equipment businesses. The remaining selling and administrative expenses declined due to our efforts to reduce operating costs. Acquisitions and divestitures had a minimal impact on the changes in operating expenses for the quarter.

                              ECHLIN INC.
               MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


Results of Operations (cont'd):
-------------------------------

Net interest expense increased $752,000 from last year primarily due to higher interest rates and to changes in average debt levels.

The effect of repositioning actions improved profitability in the second quarter by $0.07 per share, which approximates the savings expected by management.

Six Months Ended February 28, 1998 Compared to Six Months Ended
---------------------------------------------------------------
February 28, 1997.
------------------

Net sales for the six-month period ended February 28, 1998 increased $32,058,000, or 1.9%, compared to the same period last year, primarily due to increases in comparable operations.

Net sales of comparable operations increased 1.2%. Price increases and new product introductions added 1.6% and 2.5%, respectively, while unit volume declined 1.3% and translation of foreign currencies reduced sales 1.6%. Comparable domestic operations increased 2.1% as price increases and the introduction of new products increased net sales 1.1% and 2.9%, respectively, partially offset by a 1.9% decline in unit volume.
Foreign comparable operations declined 0.5% as price increases and new product introductions added 2.4% and 1.8%, respectively, while unit volume declined 0.2%. The impact of currency translation reduced sales 4.5% in the period, also due to the weaker German mark in relation to the U.S. dollar. The year-to-date fluctuations in unit volume are attributed to the same reasons discussed in relation to the second quarter of fiscal 1998 compared to fiscal 1997.

The gross profit to net sales percentage increased 0.1% to 24.5% compared to the same period last year. This improvement is attributed to the same reasons noted in the discussion of the second quarter fiscal 1998 compared to fiscal 1997.

Selling and administrative expenses increased $11,433,000, or 0.3% to 18.1% of net sales compared to the same period of last year. This increase is largely due to the effect of recording a pre-tax gain of $7,360,000 from the sale of Sensor Engineering in the first quarter of fiscal 1997. It is also attributed to the $1,000,000 related to the takeover attempt by SPX Corporation previously discussed. Excluding these items, selling and administrative expenses decreased 0.1% as a percent of net sales compared to last year. Year to date, research and development costs increased while other selling and administrative expenses declined. Acquisitions, net of divestitures, did not have a material effect on the change in selling and administrative expenses as a percentage of net sales.

                              ECHLIN INC.
               MANAGEMENT'S FINANCIAL ANALYSIS (cont.'d)


Results of Operations (cont'd):
-------------------------------

Net interest expense increased $2,546,000 from last year for the same reasons previously discussed.

The effect of repositioning actions improved profitability $0.15 per share during the first six months of fiscal 1998, which approximates the savings expected by management.


Liquidity and Sources of Capital:
---------------------------------

During the first six months of fiscal 1998, operations generated cash of $14,892,000, versus last year when they used $58,804,000. Working capital requirements used $102,824,000 of cash versus $169,525,000 last year. This improvement was primarily attributed to the timing of payments for income taxes and lower disbursements for prepaid expenses and other current assets.

The ratio of total debt to total capital was 46% and 45% at February 28, 1998 and August 31, 1997, respectively. Debt levels increased as funds required for capital expenditures and the acquisition of General
Automotive Specialty Company exceeded funds provided by operations and the divestiture of three companies.


Other - Year 2000:
------------------

The company is currently engaged in an assessment of its technology systems to determine the impact of the year 2000. This includes not only an evaluation of computer hardware, software, communication and manufacturing systems within the company, but also issues impacting our suppliers. Based upon work completed to date, the company expects that costs incurred to remediate year 2000 problems will not have a material impact on its future financial results.

                              ECHLIN INC.
                      PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------


During the quarter ended February 28, 1998, the company did not file any Reports on Form 8-K.

                              SIGNATURES
                             ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Echlin Inc.





Date:   April 9, 1998                    /s/Joseph A. Onorato
        --------------                   --------------------------
                                         Joseph A. Onorato
                                         Senior Vice President and
                                         Chief Financial Officer




Date:   April 9, 1998                    /s/Jon P. Leckerling
        --------------                   --------------------------
                                         Jon P. Leckerling
                                         Senior Vice President,
                                         General Counsel and Corporate
                                         Secretary